Form 10-Q
period 1996-05-31
RAWLINGS SPORTING GOODS CO INC
filed 1996-07-05
CIK 921915

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                            FORM 10-Q


      X   Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

           For the quarterly period ended May 31, 1996


                  Commission file number 0-24450


              RAWLINGS SPORTING GOODS COMPANY, INC.
      (Exact Name of Registrant as Specified in its Charter)

               DELAWARE                         43-1674348
     (State or Other Jurisdiction            (I.R.S. Employer
  of Incorporation or Organization)         Identification No.)

           1859 INTERTECH DRIVE, FENTON, MISSOURI 63026
       (Address of Principal Executive Offices) (Zip Code)

                          (314) 349-3500
       (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes    X       No

     Number of shares outstanding of the issuer's Common Stock, par value $0.01 per share, as of June 15, 1996:  7,693,361
shares.

Part I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     RAWLINGS SPORTING GOODS COMPANY, INC. AND SUBSIDIARIES



                CONSOLIDATED STATEMENTS OF INCOME
          (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                           (UNAUDITED)

                                  Quarter Ended       Nine Months Ended
                                      May 31,               May 31,
                                  1996      1995       1996        1995
Net revenues                  $ 39,107    $34,685   $ 125,963   $ 122,432
Cost of goods sold              26,552     23,319      86,532      82,696
  Gross profit                  12,555     11,366      39,431      39,736
Selling, general and
  administrative
    expenses                     8,715      8,973      26,274      25,375
  Operating income               3,840      2,393      13,157      14,361
Interest expense, net              984      1,049       2,963       2,985
Other expense, net                  50         10         211         150
  Income before income
    taxes                        2,806      1,334       9,983      11,226
Provision for income
  taxes                          1,100        533       3,913       4,490
  Net income                   $ 1,706    $   801     $ 6,070     $ 6,736

Average number of
  common shares
    outstanding                  7,686      7,651       7,676       7,651

Net income per
  common share                   $0.22      $0.10       $0.79       $0.88

The accompanying notes are an integral part of these consolidated statements.

      RAWLINGS SPORTING GOODS COMPANY, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                           (UNAUDITED)
                                                 May 31,        August 31,
                                                  1996             1995
Assets
Current assets:
 Cash and cash equivalents                     $    623          $  1,337
 Accounts receivable, net of
   allowance of $1,149 and
   $1,459 respectively                           36,931            24,163
 Inventories                                     33,673            31,346
 Prepaid expenses                                 1,194             1,607
 Deferred income taxes                            3,369             3,369
      Total current assets                       75,790            61,822

Property, plant and equipment,
 net                                              7,880             7,601
Other assets                                        733               944
Deferred income taxes                            23,679            27,416
      Total assets                             $108,082           $97,783

Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable                              $  7,867          $  6,388
 Accrued liabilities                             10,411             7,399
      Total current liabilities                  18,278            13,787

Long-term debt                                   43,500            43,900
Other long-term liabilities                      11,119            11,519
      Total liabilities                          72,897            69,206

Stockholders' equity:
 Preferred stock, none issued                         -                 -
 Common stock, 7,689,264 and
     7,656,908 shares issued and
     outstanding, respectively                       77                77
   Additional paid-in capital                    25,743            25,205
   Retained earnings                              9,365             3,295
   Stockholders' equity                          35,185            28,577
      Total liabilities and
        stockholders' equity                   $108,082           $97,783

The accompanying notes are an integral part of these consolidated balance sheets.

      RAWLINGS SPORTING GOODS COMPANY, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOW
                      (AMOUNTS IN THOUSANDS)
                           (UNAUDITED)
                                                 Nine Months Ended May 31,
                                                    1996           1995
Cash flows from operating activities:
 Net income                                       $ 6,070         $ 6,736
 Adjustments to reconcile net income
 to net cash provided by operating
 activities:
   Depreciation and amortization                      837             746
   Deferred income taxes                            3,737           3,506

 Changes in operating assets and
 liabilities:
   Accounts receivable, net                       (12,768)         (6,359)
   Inventories                                     (2,327)         (5,582)
   Prepaid expenses                                   413             615
   Other assets                                        71            (303)
   Accounts payable                                 1,479           2,206
   Accrued liabilities and other                    2,609           2,039

Net cash provided by operating
activities                                            121           3,604

Cash flows from investing activities:
  Capital expenditures                               (973)         (1,818)

Cash flows from financing activities:
  Net (repayments) borrowings of
  long-term debt                                     (400)          5,420
 Payment from (to) former parent
  related to purchase price settlement                275          (6,456)
 Issuance of common stock                             263              21

Net cash provided by (used in)
financing activities                                  138          (1,015)

Net (decrease) increase in cash and
cash equivalents                                     (714)            771

Cash and cash equivalents, beginning
of period                                           1,337           1,549

Cash and cash equivalents, end of
period                                            $   623        $  2,320

The accompanying notes are an integral part of these consolidated statements.

      RAWLINGS SPORTING GOODS COMPANY, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to interim financial information and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report for the year ended August 31, 1995. In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair presentation of financial position and results of operations have been included therein. The results for the nine months ended May 31, 1996 are not necessarily indicative of the results that may be expected for a full fiscal year.


NOTE 2:  INVENTORIES

     Inventories consisted of the following (in thousands):
                                                  May 31,        August 31,
                                                   1996            1995
     Raw materials                               $ 5,439          $ 5,498

     Work in process                               2,046            1,940

     Finished goods                               26,188           23,908

                                                 $33,673          $31,346

NOTE 3:  TRANSACTIONS WITH FORMER PARENT.

     In July 1994, the former parent transferred the net assets of the Rawlings Business to the Company in exchange for $35,000,000 in cash and the $42,000,000 of net cash proceeds generated from the initial public offering of the Company's stock. The purchase price was subject to a post-closing adjustment based on the investment by the former parent in the Rawlings Business as of June 30, 1994 as defined in the asset transfer agreement. In fiscal 1995, the Company paid the former parent $6,456,000 as a preliminary settlement of the post-closing adjustment. In September 1995, a final settlement was reached with the former parent paying the Company $275,000.

NOTE 4:  LONG-TERM DEBT.

     In October 1995, the Company entered into a two-year interest rate swap agreement, with a commercial bank under which the Company receives a floating rate based on three-month LIBOR through September 1997 on $25,000,000 and pays a fixed rate of 6.75%. This transaction effectively changes a portion of the Company's debt from a floating rate to a fixed rate.

     In October 1995, the Company repaid the remaining balance of $900,000 related to the 8.75% Industrial Revenue Bonds (IRB) due in 2000. The repayment of the IRB's was financed under the credit agreement with banks.


NOTE 5:  COMMITMENTS AND CONTINGENCIES.

     On November 22, 1995, a class action complaint was filed in the United States District Court for the Eastern Division of the Eastern District of Missouri by Henry G. Jakobe, Jr. against the Company. The complaint also names as defendants Mr. Carl J. Shields, Chairman, CEO and President of the Company, and Howard
B. Keene, Chief Operating Officer of the Company. The complaint alleges, among other things, that the defendants violated the federal securities laws by making false and misleading statements regarding the impact of the Major League Baseball strike on the Company's business. The plaintiff seeks an unspecified amount of damages, reimbursement of costs and expenses of the litigation, including attorney fees, and other unspecified relief.

     The Company intends to vigorously defend this action.  The
Company further believes that this matter will not have a material adverse effect on the Company's financial condition, results of operations or cash flow.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

               QUARTER ENDED MAY 31, 1996 COMPARED
                 WITH QUARTER ENDED MAY 31, 1995

     Net revenues in the quarter ended May 31, 1996 were $39,107,000, or 12.7 percent above net revenues of $34,685,000 in the comparable quarter last year. Higher net revenues from baseball-related products, including baseballs and protective equipment, apparel and football products were primarily responsible for the increase. Partially offsetting were lower net revenues from baseball gloves in the U.S. and Canada.

     The Company's gross profit for the quarter ended May 31, 1996 was $12,555,000, or 10.5 percent above the comparable quarter last year. The gross profit margin was 32.1 percent, .7 of a margin point lower than the comparable quarter last year. Increased net revenues of lower margin products, including apparel and football products, along with lower sales on baseball gloves, one of the Company's higher margin items, were primarily responsible for the decrease.

     Selling, general and administrative (SG&A) expenses were $8,715,000, or 2.9 percent lower than SG&A expenses of $8,973,000 in the comparable quarter last year. Lower salaries, fringes and advertising and promotion expenditures were primarily responsible for the decrease. As a percent of net revenues, SG&A expenses were 22.3 percent in the quarter ended May 31, 1996, down 3.6 points from the comparable quarter last year.

     During the quarter, the Company entered into a letter of intent with the NCAA which extends the Company's contract as the Official Basketball Supplier for NCAA Championships through the year 2002. This agreement provides the Company exclusive worldwide rights for retail sale of NCAA licensed basketballs and certain accessory products.


             NINE MONTHS ENDED MAY 31, 1996 COMPARED
             WITH THE NINE MONTHS ENDED MAY 31, 1995


     Net revenues in the nine month period ended May 31, 1996 were $125,963,000, or 2.9 percent above net revenues of $122,432,000 in the comparable nine month period last year. Higher net revenues from apparel, basketball products and international, excluding Canada, partially offset by lower net revenues from baseball-related products in the U.S. and Canada were primarily responsible for the increase.



     The Company's gross profit of $39,431,000 for the nine month period ended May 31, 1996 was $305,000, or .8 percent, below the comparable nine month period last year. The gross profit margin for the nine month period ended May 31, 1996 was 31.3 percent,
1.2 margin points lower than the comparable nine month period last year. An increase in net revenues of lower margin products, including apparel and rubber basketballs, along with lower sales of baseball gloves, one of the Company's higher margin items, were primarily responsible for the decrease.

     SG&A expenses for the nine month period ended May 31, 1996 were $26,274,000, or 3.5 percent higher than SG&A expenses of $25,375,000 in the comparable nine month period last year. As a percent of net revenues, SG&A expenses were 20.9 percent, up .2 of a point from 20.7 percent in the comparable nine month period last year. The increase was primarily the result of higher royalty expenses under contractually scheduled escalations and royalties associated with the Cal Ripken, Jr. commemorative baseball, partially offset by lower salaries, fringes and commissions.

SEASONALITY

     Sales of baseball equipment and related team uniforms are highly seasonal. Customers typically begin placing orders with the Company for baseball-related products beginning in July for shipment beginning in October ("pre-season orders"). These pre-season orders from customers typically represent approximately 70% to 80% of the customers' anticipated needs for the entire baseball season. The amount of these pre-season orders largely determines the Company's net revenues and profitability between October 1 and March 31. The Company then receives additional orders ("fill-in orders") which depend upon customers' actual sales of products during the baseball season ("sell-through"). Fill-in orders are typically received by the Company between February and May. These orders generally represent approximately 20% to 30% of the Company's sales of baseball-related products during a particular season. The sell-through of baseball-related products also affects the amount of inventory held by customers at the end of the season which is carried over by the customer for sale in the next baseball season. Customers typically adjust their pre-season orders for the next baseball season to account for the level of inventory carried over from the preceding baseball season. Football equipment and related team uniforms are both shipped by the Company and sold by retailers primarily in the period between March 1 and September 30. Basketballs and related team uniforms generally are shipped and sold throughout the year. Because the Company's sales of baseball-related products exceed those of its other products, Rawlings' business is seasonal, with its highest net revenues and profitability recognized between October 1 and March 31.

     Feedback from our customers indicates that retail sales of baseball-related products improved over the strike impacted 1995 selling season. The improved retail sales are expected to result in lower inventory levels at the retail level going into the 1997 selling season. This improvement in retail sales of baseball-related products leaves us cautiously optimistic that further net revenues and improved operating results over prior year levels will be achieved in the fourth quarter of fiscal 1996 and in fiscal 1997.

     Consistent with prior years, the operating results for the fourth quarter of fiscal 1996 are expected to generate a net loss. The period from June to August is the seasonally slowest period for baseball-related products. However, improved margins and lower SG&A expenses are expected to reduce the net loss from the results generated in the fourth quarter of fiscal 1995.

     Except for the historical information contained herein, the matters outlined in the management's discussion and analysis are forward looking statements that involve risks and uncertainties, including quarterly fluctuation in results, retail sell rates for the Company's products which may result in more or less orders than those anticipated and the impact of competitive products and pricing. In addition, other risks and uncertainties are detailed from time to time in the Company's SEC reports, including the report on Form 10-K for the year ended August 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital increased $9,477,000, for the nine month period ended May 31, 1996, primarily the result of the seasonal increase in accounts receivable and inventory.

     Cash flows provided by operating activities for the nine month period ended May 31, 1996 were $121,000, or $3,483,000 lower than the comparable nine month period in fiscal 1995. The lower operating cash flows are primarily the result of a larger increase in receivables resulting from customers' shipments occurring later in the nine month period than the prior year and earlier shipment of fall product than the prior year.

     Capital expenditures were $973,000 for the nine month period ended May 31, 1996 compared to $1,818,000 in the comparable prior year period. The Company expects to spend $300,000 to $700,000 for capital expenditures during the last three months of fiscal 1996.

     The Company repaid long-term debt of $400,000 in the nine month period ended May 31, 1996. This resulted in total debt at May 31, 1996 of $43,500,000, a decrease of $1,400,000, or 3.1 percent, from total debt as of May 31, 1995.

                             PART II.
                        OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On November 22, 1995, a class action complaint was filed in the United States District Court for the Eastern Division of the Eastern District of Missouri by Henry G. Jakobe, Jr. against the Company. The complaint also names as defendants Mr. Carl J. Shields, Chairman, CEO and President of the Company, and Howard
B. Keene, Chief Operating Officer of the Company. The complaint alleges, among other things, that the defendants violated the federal securities laws by making false and misleading statements regarding the impact of the Major League Baseball strike on the Company's business. The plaintiff seeks an unspecified amount of damages, reimbursement of costs and expenses of the litigation, including attorney fees, and other unspecified relief.

     The Company intends to vigorously defend this action.  The
Company further believes that this matter will not have a material adverse effect on the Company's financial condition, results of operations or cash flow.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     None.

(b)  Reports on Form 8-K

     None.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



              RAWLINGS SPORTING GOODS COMPANY, INC.



Date:  June 28, 1996          /s/ CARL J. SHIELDS
                                   Carl J. Shields
                         Chairman, CEO and President





Date:  June 28, 1996          /s/ PAUL E. MARTIN
                                   Paul E. Martin
                              Chief Financial Officer
                         (Principal Accounting Officer)