Form 10-K
period 1996-08-31
RAWLINGS SPORTING GOODS CO INC
filed 1996-11-27
CIK 921915

FORM 10-K
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended August 31, 1996.

     Commission File Number:  0-24450

              RAWLINGS SPORTING GOODS COMPANY, INC.
      (Exact name of registrant as specified in its charter)

                             Delaware
(State or other jurisdiction of incorporation or organization)

                            43-1674348
               (I.R.S. Employer Identification No.)

1859 Intertech Drive, Fenton, Missouri               63026
(Address of principal executive offices)          (Zip Code)

       Registrant's telephone number, including area code:
                          (314) 349-3500
Securities registered pursuant to Section 12(b) of the Act:
                               None
Securities registered pursuant to Section 12(g) of the Act:
              Common Stock, par value $.01 per share
                         (Title of class)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.
                    Yes   X             No

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. [    ]

          The aggregate market value of the voting Common Stock held by nonaffiliates of the registrant as of September 9, 1996 was $76,975,270.

          The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of September 9, 1996, was 7,697,527 shares.

               DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's 1996 Annual Report are incorporated by reference into Item 1 of Part I and Items 5, 6,
7, and 8 of Part II of this report. Portions of the registrant's proxy statement for the annual meeting are incorporated by reference into Items 10, 11, 12 and 13 of Part III of this report.

                        TABLE OF CONTENTS

                                                            Page
PART I

Item 1.   Business                                             1

Item 2.   Properties                                          16

Item 3.   Legal Proceedings                                   17

Item 4.   Submission of Matters to a Vote of
          Security Holders                                    19

PART II

Item 5.   Market for the Registrant's Common
          Equity and Related Stockholder Matters              19

Item 6.   Selected Financial Data                             20

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations       20

Item 8.   Financial Statements and Supplementary Data         20

Item 9.   Changes in and Disagreements With Accountants
          on Accounting and Financial Disclosure              20

PART III

Item 10.  Directors and Executive Officers of the
          Registrant                                          21

Item 11.  Executive Compensation                              21

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management                               21

Item 13.  Certain Relationships and Related Transactions      21

PART IV

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K                                 22

                              PART I


ITEM 1.   BUSINESS.

General

          Rawlings Sporting Goods Company, Inc. ("Rawlings" or the "Company" is a leading supplier of team sports equipment in North America and, through its licensee, of baseball equipment and uniforms in Japan. Under the RAWLINGS (Registered Trademark) brand name, the Company provides an extensive line of equipment and team uniforms for the sports of baseball, basketball and football. The Company's products are sold through a variety of distribution channels, including mass merchandisers, sporting goods retailers and institutional sporting goods dealers. The Company has the exclusive right, for which it pays royalty fees, to use the logos of certain sports organizations and events on selected products, including the logos of baseball's National and American Leagues, All-Star Game and World Series games and the National Collegiate Athletic Association (the "NCAA") for the sports of football and basketball. In addition, Rawlings' products are endorsed by more than 80 college coaches, more than 18 major sports organizations and numerous athletes, including more than 116 Major League Baseball players. These persons or entities have entered into agreements with the Company under which they are paid or provided products for endorsing Rawlings' products or for permitting the Company to use their names or logos.

          Rawlings was founded in 1887 and since then, the Company has established a long-standing tradition of innovation in team sports equipment and uniforms, including the development and introduction of the first football shoulder pads in 1902, the original deep pocket baseball glove in 1920 and double knit nylon and cotton uniforms for Major League Baseball in 1970. More recently, the Company introduced new more flexible hockey protective equipment in 1996, an improved one size fits all batter's helmet in 1995 and the "Jammer" (Registered Trademark) basketball warm-up jacket in 1991. Today, Rawlings manufactures and distributes a broad array of team sports equipment and products, including baseball gloves, baseballs, baseball bats, batter's helmets, catcher's and umpire's protective gear, basketballs, footballs, football shoulder pads and other protective gear, hockey gloves and protective gear, team uniforms and various team sports accessories. In addition, licensees of the Company sell numerous products including athletic shoes, retail active wear apparel, socks and golf equipment, using the RAWLINGS(Registered Trademark) brand name and logo.

          Since 1977, the Company has been the exclusive supplier of baseballs to the National and American Leagues, the All Star Game and the World Series games, with agreements expiring in 2000. In 1996, Rawlings agreed in principle to extend its exclusive rights to the All Star Game and World Series games through 2000. As part of the extension of the licensing agreements for the All Star and World Series games from 1996 to 2000, Rawlings received additional exclusive rights to the Divisional Playoffs, League Championship Series, Interleague play and nonexclusive rights to vinyl baseballs with Club logos and for the above outlined events. In 1994, Rawlings obtained the exclusive right to sell baseballs to each of the 18 Minor Leagues. In 1996, Rawlings and Major League Baseball agreed in principle to extend the exclusive right to sell baseballs to each of the 18 Minor Leagues through 2000. The Company is the leading supplier of baseball gloves to Major and Minor League players

          Since 1986, Rawlings has been the exclusive supplier of basketballs for the NCAA Men's and Women's Division I, II and III tournament championship games, including the Final Four. In 1996, Rawlings' rights as the exclusive supplier of basketballs for the NCAA Men's and Women's Division I, II and III tournament championship games including the Final Four, was extended through 2002. Since 1987, Rawlings has been the exclusive supplier of footballs for the NCAA Division IAA, II and III championship games with a contract expiring in 2001.

          Between 1967 and July 1994, the business of Rawlings
(the "Rawlings Business") was conducted as a division of Figgie
International, Inc. (the "former parent").

          In July 1994, the former parent transferred the net assets of the Rawlings Business to the Company in exchange for $35.0 million in cash and the net cash proceeds generated from the initial public offering of the Company's stock. Unless otherwise indicated, references to Rawlings or the Company include its predecessor.

Products and Markets

          The following is a summary of net revenues for the principal product lines and licensing arrangements of the Rawlings Business during the two fiscal years ended August 31, 1996, the twelve months ended August 31, 1994 and the eight months ended August 31, 1994:

              Net Revenues by Principal Product Line
                      (amounts in millions)
                           (unaudited)

                                                            Eight
                                                     Months Ended
                                                       August 31,
                            Years Ended August 31,
                         1996 /1/  1995 /1/  1994 /1/        1994
Equipment
   Baseball              $ 88.3    $ 86.9    $ 82.8         $44.3
   Basketball              24.2      23.3      20.5          13.9
    and football
Apparel                    14.3      10.2       8.3           5.1
International               7.7       9.5       9.5           7.6
Licensing                   6.9       6.2       6.6           5.6
Miscellaneous               8.3       8.0       8.3           4.7
     Net Revenues        $149.7    $144.1    $136.0         $81.2

_______________

/1/ The Company changed its fiscal year end from December 31, to August 31 after its initial public offering in July 1994.


Equipment

          Baseball. The Company is a leading supplier of baseball equipment in North America and, through its licensee, in Japan. The Company's products in this area include baseball gloves, baseballs, batter's helmets, catcher's and umpire's protective equipment, aluminum and wood baseball bats, batter's gloves and miscellaneous accessories.

          Rawlings believes it is the leading supplier and offers the broadest selection of baseball gloves in North America. The Company offers more than 100 styles, which are often customized to meet customer preferences. Its gloves range in retail price from $5.99 for beginners to more than $159.99 for the HEART OF
THE HIDE(Registered Trademark) series, which are used by more Major League Baseball players than any other brand. Rawlings developed the original deep pocket glove in 1920. The Company designed this glove in consultation with Bill Doak, a spitball throwing southpaw with the St. Louis Cardinals, establishing the Company's tradition of developing innovative products in consultation with players and coaches. Rawlings has continued to be a leader in baseball glove design and innovation and has patented a number of designs, including the TRAP-EZE(Registered Trademark) pocket design featuring a modified web giving the appearance of a six-finger glove, the FASTBACK(Registered Trademark) closed back design, the BASKET-WEB(Registered Trademark) pocket design which features interwoven strips forming a natural break on the back to assist in closing the glove and, most recently, in 1994, the Pad Lock design which uses an adjustable inner cushion pad and velcro wrist strap to stabilize the hand inside the glove.

          Rawlings believes it is the leading supplier of baseballs in North America. It offers 14 types of baseballs, which differ by their design and the materials used in their construction, including different types of centers, winding materials and covers which can be made of rubber, vinyl or different qualities of leather. Rawlings' baseballs range from lower-priced rubber balls to the professional baseballs that are sold to National and American League teams. Rawlings' baseballs are systematically weighed, measured, tested and inspected to ensure that they meet Rawlings' quality standards. The National League, American League, All Star and World Series baseballs are covered with alum-tanned leather produced at Rawlings' leather tannery in Tullahoma, Tennessee and hand-sewn at Rawlings' manufacturing facility in Turrialba, Costa Rica. The Company manufactures its professional baseballs in strict accordance with the rigorous specifications established by Major League Baseball to ensure comparability of players' statistics over time.

          Since 1977, Rawlings has sold the official baseballs used in all National and American League games and has furnished the official baseballs for the All-Star Game and the World Series games on an exclusive basis. As the official baseball of the major leagues, Rawlings' baseballs are in demand from consumers in the collectors' and memorabilia market. The value of an autographed baseball is enhanced if it is an official National or American League baseball. Effective in 1994, Rawlings received the exclusive right to sell the official baseball to all of the Minor League teams. Rawlings also sells an official baseball, in certain cases on an exclusive basis, to a number of leagues including the National Junior College Athletic Association, the National Association of Intercollegiate Athletics, the Men's Senior Baseball League, Little League Baseball and a number of international baseball organizations.

          Rawlings believes that it is the leading supplier of baseball protective equipment in North America. In 1995, the Company introduced a one size fits all batter's helmet that received the award for most innovative product design at the 1995 National Sporting Goods Association trade show.

          Rawlings believes that it is the second leading supplier of wood baseball bats sold in North America. The
Company sells bats to a number of Major League and Minor League teams. The Rawlings line of bats is manufactured at its Dolgeville, New York facility under the RAWLINGS(Registered
Trademark) and ADIRONDACK(Registered Trademark) names.  The
Company also introduced a line of aluminum baseball bats in fiscal 1996.

          Basketball, Football and Hockey. Rawlings sells 19 different types of basketballs, including full-grain, composite and synthetic leather and rubber basketballs for men and women in both the youth and adult markets. Since 1986, Rawlings has been the exclusive supplier of basketballs for the NCAA Men's and Women's Division I, II and III championship games (including the Final Four). In 1996, the Company and the NCAA agreed in principle to extend the basketball contract through 2002. In 1992, Rawlings became an official sponsor of the Women's Basketball Coaches Association in an effort to capitalize on the growth in women's team sports. The Company is also the official supplier of basketballs to the National Junior College Athletic Association and the National Association of Intercollegiate Athletics.

          Rawlings sells 20 different types of footballs, including full-grain and split leather, vinyl and rubber for both the youth and adult markets. In addition, the Company sells professional and college football shoulder pads, other protective gear (other than football helmets) and accessories. Since 1987, Rawlings has been the exclusive supplier of footballs to the NCAA Division IAA, II and III championships games. The football contract with the NCAA expires in 2001. Rawlings also supplies the official football to the National Association of Intercollegiate Athletics.

          In 1996, the Company developed a full line of protective hockey equipment. The Company's hockey products are intended to be marketed to consumers of ice, roller and street hockey products. Rawlings also sells 12 models of hockey gloves. In January 1994, the Company introduced The Zipper hockey glove featuring a replaceable palm that reduces the need to repair or replace the glove. Historically, the Company had sold hockey gloves only in Canada; as such, revenues from hockey gloves sold in Canada are included in the international net revenues. In 1994, Rawlings began selling its hockey glove line in the United States with these net revenues included in miscellaneous in the net revenues by principal product line table on page 3.

Apparel

          Rawlings has been selling team uniforms for approximately 100 years. Several Major League Baseball teams and players purchase their uniforms from the Company. Apparel comprised 9.6% of the net revenues of the Company in the year ended August 31, 1996. The Company believes it has significant growth opportunities related to apparel. The Company believes it will continue to increase sales to institutional customers, particularly high school, collegiate and amateur sports organizations. The Company believes that the reorganization of its manufacturing capabilities underway at its apparel facility in Licking, Missouri and the relocation of production of certain stock products to Costa Rica will enable the Company to improve its service and delivery, while reducing costs. In late 1996, the Company committed to a contract to expand its stock clothing capacity in Costa Rica. This expansion is expected to result in further cost reduction and margin improvement in stock apparel.

International

          The Company's international net revenues (which excludes licensing revenue and includes sales in Puerto Rico) constituted approximately 5.1% of its total net revenues in the year ended August 31, 1996. Rawlings currently distributes its products in more than 45 countries primarily through independent distributors. Of the Company's international net revenues in the year ended August 31, 1996, approximately 64% came from direct sales in Canada.

          The Company works closely with foreign sports organizations to build participation levels in American team sports outside of the United States. The Company supplies baseball, basketball and football equipment and team uniforms to international sports organizations, including the Federation of International Basketball Associations, the International Little League and the International Baseball Association, and to leagues in a number of non U.S. countries including those where Rawlings supplies baseballs (Australia, Spain, Germany and Puerto Rico), basketballs (Finland, Germany, Greece and Puerto Rico) and footballs (Switzerland). Rawlings also assists sports federations outside the United States by advising them on growth strategies and, in certain instances, participating on the boards of such federations. Due to the growing international popularity of American team sports, the Company believes that opportunities exist to increase its international net revenues. In particular, the Company believes there is an opportunity to increase sales of its baseball and basketball equipment in Latin America and intends to increase its sales and marketing efforts in that region. In 1995, the Company opened a sales office in Miami, Florida to target Latin American markets. Net revenues in Latin America increased approximately 30% in the year ended August 31, 1996.

Licensing

          In the year ended August 31, 1996, the Company generated $6.9 million of licensing revenues on approximately $175 million of sales made by third parties in Japan and the United States of products on which the RAWLINGS(Registered Trademark) brand name appeared under licensing agreements with the Company. Rawlings has licensed the use of its brand name since the mid-1970s when it licensed a Japanese company to use the RAWLINGS(Registered Trademark) brand name on clothing sold in Japan. Since then, Rawlings has licensed its name to Asics Corporation, a leading Japanese sporting goods company, for use on all types of baseball equipment, team uniforms and practice clothing sold in Japan. The Company also licenses to another Japanese company the use of the RAWLINGS(Registered Trademark) brand name on retail active wear sold in Japan.

          In the United States, Rawlings currently has licensing agreements with 14 companies which are using the RAWLINGS(Registered Trademark) brand name on various products including sportswear, shoes, golf clubs, golf accessories, sports bags, socks and infant and toddler games. The Company retains the right under its licensing agreements to sample and inspect all licensed products to ensure that products bearing the RAWLINGS(Registered Trademark) brand name meet the Company's quality standards. The Company intends to aggressively license the RAWLINGS(Registered Trademark) brand name to strategically extend the name to other related quality products and to new geographic areas. The Company believes that such strategic licensing will enhance the Company's image, consumer recognition and sales of all of its products.

Miscellaneous

          Rawlings derives net revenues from its five outlet stores and from its leather tanning facility. The outlet stores sell seconds, irregular quality and discontinued items. Approximately 74% of the items sold at the Company's outlet stores are Rawlings' products and the balance are sports-related products purchased from third parties. Approximately 39% of the leather tanned at Rawlings' tanning facility is sold to third parties for use in a variety of products.

Sales, Marketing and Distribution

          Rawlings' products are sold worldwide. In the United States, Rawlings sells directly to approximately 3,800 customers including local sporting goods stores, institutional dealers (entities that service the sports equipment needs of high school, collegiate and amateur sports organizations), regional sporting goods chains (such as Dick's and Modell's), national sporting goods chains (such as Oshman's Sporting Goods), sporting goods megastores (such as Sports Authority and Sportmart) and mass merchandisers (such as K-Mart and Wal-Mart). In recent years, sales to sporting goods megastores and mass merchandisers have accounted for an increasing amount of the net revenues of Rawlings. Sales to the ten largest customers of Rawlings constituted approximately 29% of the total net revenues of Rawlings in the year ended August 31, 1996 including one customer (Wal-Mart) which accounted for approximately 11% of 1996 revenues.

          The Company has 32 direct sales employees and 70 manufacturers' representatives who sell its products in the United States and Canada. The Company has two separate sales forces, one to service national accounts and one to service institutional dealers and local sporting goods stores. The southeast region of the United States is handled by a manufacturer's representatives organization. In addition, three employees service professional and college teams, coaches and athletes. The Company primarily utilizes distributors to sell products overseas, except in Japan, which is covered by licensing agreements. Rawlings' products are distributed from its warehouse in Springfield, Missouri and public warehouses in Southern California and Ontario, Canada.

          The Company utilizes a variety of promotional techniques to build brand awareness. Since 1958, Rawlings has annually presented the RAWLINGS GOLD GLOVE AWARD(Registered Trademark) to the best fielder at each position in each of the National and American Leagues. The RAWLINGS GOLD GLOVE AWARD(Registered Trademark) is the most prestigious award a baseball player can receive for his fielding abilities. In addition, Rawlings promotes its products through the Rawlings Sports Caravan. The Rawlings Sports Caravan is comprised of a tandem tractor trailer containing exhibits on the evolution of baseball, basketball and football equipment and uniforms, and a workshop in which demonstrations on the manufacture and repair of baseball gloves, balls and bats are performed. The Rawlings Sports Caravan is available to the Company's retail customers for promotional activities such as new store openings. In addition, the Caravan appears at sports events such as spring training, opening day games, the All-Star Game, the World Series games and the Baseball Hall of Fame induction ceremony. The Company also promotes its products through product endorsements by numerous professional athletes, coaches and sports organizations. The Company makes available to retailers various co-op advertising programs and participates in selected joint marketing and advertising programs.

Affiliations and Endorsements

          Rawlings has the right to use the logos of several professional and amateur sports organizations and events on certain of its products. These arrangements include: The National League of Professional Baseball Clubs (National League games); The American League of Professional Baseball Clubs (American League games); Major League Baseball Promotional Corporation (All-Star, World Series, Divisional Playoffs, League Championship Series and Interleague play games); the NCAA (basketball and football championships and Final Four games); the 18 Minor Leagues (Minor League games); the Women's Basketball Coaches Association; the National Association of Intercollegiate Athletics; the National Junior College Athletic Association; and the Men's Senior Baseball League.

          In addition, the Company's products are endorsed by numerous athletes, including more than 100 Major League Baseball players such as Albert Belle, Ken Griffey, Jr., Randy Johnson and Cal Ripken, Jr. The Company's products also carry endorsements from approximately 80 college coaches including football's Terry Bowden and Pat Sullivan and basketball's Denny Crum, Rick Pitino, Nolan Richardson, Marian Washington and Kay Yow. The Company's products are also endorsed by Steve Young of the San Francisco 49ers.

          The Company believes that endorsements by professional athletes and college coaches and affiliations with sports organizations enhance the Company's image and improve sales of its products. The Company's strategy is to obtain a broad array of endorsements and affiliations from national and regional sports organizations, college coaches and professional athletes in order to position its products to appeal to regional customer preferences, as well as to achieve national recognition. The Company believes this strategy is more effective than seeking more expensive endorsements from fewer athletes and coaches.

          The licensing agreements with Major League Baseball Promotional Corporation and the 18 Minor Leagues, under which Rawlings is licensed to produce the baseballs used in the All-Star, World Series, Divisional Playoffs, League Championships Series and Interleague play games, the official baseballs for the Minor League games and the NCAA basketball contract, provide that the Agreements will be subject to termination upon a change of control of Rawlings, as defined in the agreements, unless the change of control is approved by the Major League Baseball Promotional Corporation, the Minor Leagues or the NCAA.

Manufacturing, Product Procurement and Raw Materials

          Sales of Rawlings manufactured products constituted approximately 40% of its net revenues in the year ended August
31, 1996 and the balance derived from the sale of product manufactured by third parties in Asia and from licensing fees.
The third party sourced products are manufactured according to the Company's specifications by third-party manufacturers located outside the United States, including the Philippines, China, Thailand, Taiwan, Korea and Indonesia. The Company's five largest suppliers accounted for 54% of all of the raw materials and finished goods purchased by Rawlings in the year ended August 31, 1996. The Company seeks to establish and build close working relationships with its third-party manufacturers that emphasize service, quality, reliability, loyalty and commitment. The
Company continually monitors its sourced products to ensure they meet the Company's quality standards. The Company's arrangements with its non U.S. suppliers are subject to the risks of doing business abroad. The Company believes that the loss of any one or more of its non U.S. manufacturers would not have a long-term material adverse effect on the Company's business and results of operations because other manufacturers are available to fulfill the Company's requirements.

          Rawlings operates five manufacturing facilities in the United States and Costa Rica where it makes baseballs, apparel, baseball gloves, footballs, injection molded accessories, tanned leather and wood baseball bats. In late 1994 the Company began relocating production of stock apparel to its Costa Rica factory to reduce operating costs. In late 1996, the Company committed to expansion of capacity of its Costa Rica facility for additional stock apparel manufacturing. The increased off-shore production will help the Company reduce costs over the next few years in the apparel product category.

          Rawlings obtains its raw materials from various sources which it considers to be adequate for fulfilling its requirements. To assure access to the highest quality leather for its baseballs, the Company acquired its Tennessee leather tanning facility in 1985. The Company depends upon a limited number of vendors for leather for its HEART OF THE HIDE(Registered Trademark) baseball gloves and full-grain footballs. If any of these sources of raw materials were unavailable to the Company, the Company's operations could be adversely affected until alternative sources were found in the necessary quantities.

Trademarks and Patents

          The RAWLINGS(Registered Trademark) brand name and logo and the red "R"(Registered Trademark) logo as well as a number of product trademarks, including FINEST IN THE FIELD(Registered Trademark), RAWLINGS GOLD GLOVE AWARD(Registered Trademark) and THE MARK OF A PRO (Registered Trademark), are considered material to Rawlings' business. As of August 31, 1996, Rawlings held 42 U.S. and non U.S. patents, and had 6 U.S. patent applications and 54 non U.S. patent applications pending. Although Rawlings believes that collectively its patents are important to its business, the loss of any one patent would not have a material adverse effect on the Company's business and results of operations.

Competition

          Rawlings competes with numerous national and international companies which manufacture and distribute broad lines of sporting goods and related equipment and sports clothing as well as numerous manufacturers and suppliers of a limited variety of such products. Certain of the Company's competitors offer sports equipment not sold by the Company. Some of the Company's competitors are larger, and have substantially greater financial and other resources, than Rawlings. The Company's principal competitors include Wilson Sporting Goods Company (a wholly owned subsidiary of Amer Group Ltd.), Diamond Baseball Company, the Spalding Division of Spalding & Evenflo Companies, Inc. and Mizuno Company Limited in the baseball product line; Wilson Sporting Goods Company, the Spalding Division of Spalding_& Evenflo Companies, Inc. and Riddell Sports Inc. in the basketball and football lines; and Russell Corporation in the apparel line. While Rawlings is one of the leading manufacturers and distributors of team sports equipment in North America, competition in the sporting goods industry is intense and is based upon quality, price, product features and brand recognition. In addition, the competitive barriers to entry into the sporting goods industry in general are not significant.

Seasonality

     Information on seasonality is incorporated by reference from the Management Discussion and Analysis Section on 12 through 16 of the Company's 1996 Annual Report to stockholders.

Employees

          As of August 31, 1996, Rawlings employed approximately 1,808 people on a full-time basis, of whom 744 were based in the United States and 1,064 were based in Costa Rica. Of the total number of employees, approximately 1,645 were engaged in manufacturing, 122 were engaged in marketing and sales and 41 were engaged in administration. Approximately 393 of Rawlings' domestic employees are represented by the Amalgamated Clothing & Textile Workers Union AFL-CIO-CLC or the Local 682 of the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America, under collective bargaining agreements which expire in 1996 and 1997, respectively. Rawlings believes that relations with its employees are good and that the collective bargaining agreements will be extended without material changes from the current contract.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS, FINANCIAL
CONDITION OR BUSINESS

     In order to take advantage of the safe harbor provisions for forward-looking statements adopted by the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important risks, uncertainties and other factors that could affect the Company's actual results of operations, financial condition or business and could cause the Company's actual results of operations, financial condition or business to differ materially from its historical results of operations, financial condition or business, or the results of operations, financial condition or business contemplated by forward-looking statements made herein or elsewhere orally or in writing, by, or on behalf of, the Company. Except for the historical information contained herein, the statements made in this Report on Form 10-K are forward-looking statements that involve such risks, uncertainties and other factors that could cause or contribute to such differences including, but not limited to, those described below.

     Dependency on Baseball. Sales of baseball-related products constituted approximately 59% of the total net revenues of Rawlings in the year ended August 31, 1996. Adverse publicity or news coverage regarding professional or amateur baseball, strikes or other stoppages in play by athletes or umpires could create fan disaffection that could have a material adverse effect on the Company's sales. Similarly, poor weather conditions during baseball season could have a material adverse effect on the Company's sales.

     Dependence on Foreign Manufacturing. The Company's dependence on foreign manufacturing is described above under "Manufacturing, Product Procurement and Raw Materials" which is subject to the risks of doing business abroad, such as changes in import duties, trade restrictions, work stoppages, labor laws, political instability, foreign currency fluctuations and other factors which could have a material adverse effect on the Company's business and results of operations.

     Seasonality. Customers historically have placed orders with the Company for baseball-related products beginning in July for shipment beginning in October (pre-season orders). Because the Company's sales of baseball-related products exceed those of its other products, Rawlings' business is seasonal, with its highest net revenues and profitability historically recognized between November 1 and April 30, which may shift in the future due to the trends discussed in "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Seasonality."

     Reliance on Certain Customers. Sales to the ten largest customers of Rawlings constituted approximately 29% of the total net revenues of Rawlings in the year ended August 31, 1996, including one customer, Wal-Mart, which accounted for approximately 11% of 1996 revenues. Although the Company has long-established relationships which many of its customers, the Company does not have long-term supply contracts with them. A decrease in business from any of its major customers could have a material adverse effect on the Company's results of operations and financial condition.

     Litigation. Like similar manufacturing companies, the Company is subject to various federal, state and local environmental laws relating to air emissions, water discharges and the storage, handling, disposal and remediation of petroleum and hazardous substances. In addition, the Company is from time to time subject to product liability claims and proceedings involving its patents which have not historically had a material adverse effect on the Company. See "Legal Proceedings."

     Credit Agreement Restrictions. The Company's Credit Agreement with its existing lenders contains certain restrictions on the Company, including requirements as to the maintenance of net worth and certain financial ratios, payment of cash dividends, incurrence of additional indebtedness and the limitation of capital expenditures and there can be no assurance that the Company will be able to achieve and maintain compliance with those restrictions or obtain waivers to any non-compliance. See "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources."

     Additional Factors. Additional risks and uncertainties that may affect future results of operations, financial condition or business of the Company include, but are not limited to: (i) interest in collectible sports memorabilia and the financial condition of memorabilia resellers; (ii) demand for the Company's products; (iii) the effect of economic and industry conditions on prices for the Company's products and its cost structure; (iv) negative reports by brokerage firms, industry and financial analysts regarding the Company or its products which may have the effect of reducing the reputation, goodwill or customer demand for, or confidence in, the Company's products; and (v) the ability to attract and retain capital for growth and operations on competitive terms.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name               Age    Position

Carl J. Shields    55   Chairman of the Board, Chief Executive
                        Officer and President
Howard B. Keene    54   Chief Operating Officer
Paul E. Martin     36   Chief Financial Officer
Randy D. Black     44   Vice President, Marketing
Ted C. Sizemore    51   Vice President, Baseball Development and
                        International Sales
J. Michael
  Thompson         38   Vice President, Sales


          Carl J. Shields has served as President of the Company since February 1994 and as Chairman of the Board and Chief Executive Officer of the Company since July 8, 1994. From September 1993 to February 1994, Mr. Shields served as Vice President, Sales/Marketing of Rawlings. From 1988 to September 1993, Mr. Shields served as Vice President, Sales for Rawlings. From 1986 to 1988, Mr. Shields was Director of Marketing for DeLong Sportswear. From 1985 to 1986, Mr. Shields served as Vice President, Sales and Marketing for Loudon Sportswear. From 1980 to 1985, Mr. Shields served as Director of Sales for Bike Athletic Company. From 1976 to 1980, Mr. Shields served as Northeast and Midwest Regional Sales Manager for Russell Corporation.

          Howard B. Keene has served as Chief Operating Officer since April 1995. From November 1992 to March 1995, Mr. Keene served as Vice President, Foreign Activity and Procurement of Rawlings. From February 1990 to November 1992, Mr. Keene served as International Purchasing Consultant for all divisions of Figgie International, Inc. He was President of Rawlings from 1987 to February 1990. From 1973 to 1987, Mr. Keene held various positions at Rawlings, primarily in product procurement.

          Paul E. Martin has served as Chief Financial Officer of the Company since June 1995. From February 1993 to May 1995, Mr. Martin served as Director of External Reporting and Analysis for Pet Incorporated, a public company that manufactured prepared foods with $1.5 billion in revenues. From January 1992 to January 1993, Mr. Martin served as Chief Financial Officer of CPC-Rexcel, Inc., a highly leveraged public company that manufactured packaging materials with $50 million in revenues. During Mr. Martin's tenure the company attempted to restructure its substantial debt levels. The company decided to discontinue its efforts to restructure the debt and filed for bankruptcy protection in November 1992. From 1982 to 1991, Mr. Martin was employed in progressively responsible positions, including Senior Audit Manager, by Arthur Andersen LLP.

          Randy D. Black has served as Vice President, Marketing of Rawlings since July 1994. From November 1993 to July 1994, Mr. Black headed the sports apparel division for the Pro-Line Cap Company, where he was responsible for establishing a new brand of sportswear distributed through sporting goods dealers. From December 1992 to November 1993, Mr. Black served as President of Varsity Excellence, a division of Dougherty Manufacturing Company, Inc. Prior to December 1992, Mr. Black held a variety of marketing and management positions during his seventeen years at Bike Athletic Company most recently as Vice President of Sales and Marketing.

          Ted C. Sizemore has served as Vice President, Baseball Development and International Sales of Rawlings since 1984, with primary responsibility for maintaining and strengthening the Company's relationship with sports organizations, players and coaches. Prior to 1984, Mr. Sizemore was a Major League Baseball player who played second base for a number of teams, including the Los Angeles Dodgers, the St. Louis Cardinals and the Philadelphia Phillies. Mr. Sizemore received Rookie of the Year honors with the Los Angeles Dodgers in 1969.

          J. Michael Thompson has served as Vice President, Sales of Rawlings since July 1994. Mr. Thompson joined Rawlings in
1984 as a sales representative and was promoted in 1989 to western regional sales manager.

ITEM 2.   PROPERTIES.

          The following table sets forth certain information as of August 31, 1996 relating to Rawlings' principal properties:

                                             Approximate     Owned or
Location               Purpose/Products     Size (sq. ft.)   Leased

Ava, Missouri
  (two adjoining  Manufacturing of baseball    90,000      Leased
  facilities)     gloves, batter's helmets,    60,000      Leased
                  footballs and injection molded
  accessories

Dolgeville, New York
  (three properties)  Manufacturing of wood     80,500     Owned
                      baseball bats and
                      footballs

Fenton, Missouri  Corporate headquarters        25,000    Leased
                                                        (For a term
                                                        expiring in 2001)

Licking, Missouri
  (two facilities) Manufacturing of team        55,400      Owned
                   uniforms                     55,000   Leased (On a
                                                         month to month
                                                            basis)

Springfield,      Warehouse/distribution        83,500     Owned
  Missouri        center

Tullahoma,        Leather tanning               69,000     Owned
  Tennessee

Turrialba,        Manufacturing of baseballs   33,000     Owned
  Costa Rica

          In August 1996, the Company committed to an expansion of the Turrialba, Costa Rica facility. This expansion when completed will increase the size of the Turrialba, Costa Rica facility to approximately 52,000 square feet.

          In addition, Rawlings leases approximately 5,600 square feet of office space in Fenton, Missouri for research and development activities and an average of 5,000 square feet for each of its five outlet stores. Rawlings also leases space for its five regional sales offices.

          The Company believes that its facilities are suitable for their present and intended purposes and adequate for the Company's current and expected levels of operations.

ITEM 3.   LEGAL PROCEEDINGS.

Environmental Matters

          The Company is subject to various federal, state and local environmental laws, including those relating to air emissions, water discharges, and the storage, handling, disposal and remediation of petroleum and hazardous substances. The Company has not been identified as a potentially responsible party under the federal Superfund law or, except with respect to a completed drum removal action described below, comparable state laws at any of its properties or in connection with its shipments of waste from any of its facilities to off-site disposal locations.

          Pursuant to a consent order with the New York State Department of Environmental Conservation (the "NYSDEC"), the Company has completed a drum removal project in the vicinity of the kiln operations at its Adirondack facility in Dolgeville, New York (the "Adirondack Facility"). The Company currently makes wood baseball bats at the Adirondack Facility. The presence of the drums resulted in the listing of the Adirondack Facility on the NYSDEC's registry of inactive hazardous waste disposal sites. Upon completion of this project, the NYSDEC declared the matter closed and reclassified the Adirondack Facility as a site for which no further remedial action or monitoring is required under the state Superfund law. The Company plans to take action to delist the Adirondack Facility entirely from the state Superfund list.

          In consultation with NYSDEC, the Company is now in the process of addressing contamination relating to past petroleum and waste storage practices at the Adirondack Facility. To date, activities have included drum and underground storage tank removal projects and the investigation of releases of wood pitch into the surrounding soil and surface water from a retort facility that is no longer operational. The retort operation was conducted by a third party unrelated to Rawlings before Rawlings began its operations at the Adirondack Facility.

          The NYSDEC's Bureau of Spill Prevention and Response approved the Company's work plan to delineate the extent of soil and groundwater contamination detected after removal of certain of the aforementioned underground storage tanks and a work plan to determine the source and extent of the contamination resulting from releases of the wood pitch. The Company has completed on-site work under these approved work plans and NYSDEC has notified the Company that no further work needs to be done in connection with three of the former underground storage tank areas. One other former underground storage tank area is still being reviewed by NYSDEC and the Company is aggressively pursuing closure of that remaining former underground storage tank site as well as the former retort area.

          While the Company's share of the cost of investigating and remediating the contamination at the Adirondack Facility described above cannot be finally determined until the nature of any future required work is better defined, the Company accrued $1.6 million in the year ended December 31, 1993 relating to environmental investigation and remediation, based upon discussions with the Company's environmental consultants. It is possible but unlikely that additional expenses may be incurred, but the Company is unable to estimate any additional amount beyond that already accrued because there are a number of options regarding the remaining open areas, depending upon future negotiations between NYSDEC and the Company. The Company believes that any additional expenses beyond the amount accrued will not have a material adverse effect on the Company's financial condition, results of operation or cash flow. Based upon work that has been completed, the Company believes that the remaining accrued investigatory, remediation and monitoring costs will be incurred over the next several years. Under the relevant environmental laws, the Company is potentially liable as an owner of the property for the entire costs of investigating and remediating the environmental issues at the Adirondack Facility. While the Company believes that other parties including insurers may be liable for some or all of those costs, there can be no assurance that such parties will bear these costs and therefore the Company has not assumed any recovery from such third parties in estimating its potential liabilities.

          The Company has applied for and obtained certain appropriate environmental permits applicable to the ongoing operations at its Adirondack Facility, after substantial discussions with NYSDEC and other environmental regulatory authorities. Based on these discussions and the Company's review of the NYSDEC enforcement policies and practices, the Company believes it is unlikely that any penalties or fines will be imposed for past unpermitted operations. In addition, pursuant to an informal agreement with the NYSDEC, the Company is in the process of removing an on-site accumulation of wood shavings.
The Company believes that the agreed upon removal may obviate any potentially applicable solid waste permit requirements.

Litigation and Other Liabilities

          On November 22, 1995, a class action complaint was filed in the United States District Court for the Eastern Division of the Eastern District of Missouri by Henry G. Jakobe, Jr. against the Company. The complaint also names as defendants Mr. Carl J. Shields, Chairman, CEO and President of the Company, and Howard B. Keene, Chief Operating Officer of the Company. The complaint alleges, among other things, that the defendants violated the federal securities laws by making false and misleading statements regarding the impact of the Major League Baseball strike on the Company's business. The plaintiff seeks an unspecified amount of damages, reimbursement of costs and expenses of the litigation, including attorney fees, and other unspecified relief.

          The nature of the Company's products has subjected it to product liability claims from time to time which have not had a material adverse effect on the Company. In addition, the Company is from time to time subject to proceedings involving its patents which have not had a material adverse effect on the Company. The Company expects that it will be subject to product liability claims and proceedings involving its patents in the future due to the nature of its products. The Company did not assume any litigation or product liability of the Rawlings Business relating to incidents that occurred prior to July 8, 1994. A possibility exists, however, that the Company could be liable for liabilities of the Rawlings Business not assumed by the company in the July 8, 1994 net asset transfer under a theory of successor liability. While the former parent has agreed to indemnify the Company for such liabilities, as well as certain other obligations that relate to the assets and liabilities of the Rawlings Business, there can be no assurance that the former parent will be able to fulfill these indemnification obligations to the Company if required to do so.

          The Company intends to vigorously defend the shareholder litigation and all product liability matters. The
Company believes that these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flow.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the quarter ended August 31, 1996.



                             PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

          The information regarding the market for the Company's common stock, quarterly marked price ranges, dividends declared and shareholders of record is incorporated by reference from page
25 of the Company's 1996 Annual Report to Stockholders.

          The information regarding dividend restrictions is incorporated by reference from pages 21 and 22 of the Company's
1996 Annual Report to Stockholders.


ITEM 6.   SELECTED FINANCIAL DATA.

          The information required by Item 6 is incorporated by reference from the Selected Financial Data section on page 11 of the Company's 1996 Annual Report to Stockholders.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

          The information required by Item 7 is incorporated by reference from the Management Discussion and Analysis Section on pages 12 to 15 of the Company's 1996 Annual Report to
Stockholders.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          The information required by Item 8 is incorporated by reference from the "Consolidated Statements of Income", "Consolidated Balance Sheets", "Consolidated Statements of Stockholders' Equity", "Consolidated Statements of Cash Flows", "Notes to Consolidated Financial Statements" and "Report of Independent Public Accountants" on pages 16 to 19 of the Company's 1996 Annual Report to Stockholders.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          (a)  Identification of Directors

          Information with respect to the members of the Board of Directors is set forth under the caption "Election of Directors" in the Company's proxy statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

          (b)  Identification of Executive Officers

          Information with respect to the executive officers of the Company is set forth under the caption "Executive Officers of the Registrant" contained in Part I, Item 1 of this report, which information is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION.

          Information required by Item 11 is set forth under the captions "Compensation of Directors" and "Executive Compensation" in the Company's proxy statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

          Information required by Item 12 is set forth under the captions "Principal Stockholders" and "Stock Ownership of
Directors, Nominees for Directors and Executive Officers" in the
Company's proxy statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          Information required by this Item is set forth under the caption "Certain Transactions" in the Company's proxy statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

                             PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K.

          (a)(1)    Financial Statements:  The financial
                    statements filed as a part of this report are listed in Part II, Item 8.

          (a)(2)    Financial Statement Schedules:  None.

          (a)(3)  Exhibits

          3.1  Certificate of Incorporation, included as Exhibit
               3.1 to the Company's Registration Statement on
               Form S-1 (File No. 33-77906), is hereby
               incorporated herein by reference.

          3.2  By-Laws, included as Exhibit 3.2 to the Company's
               Registration Statement on Form S-1 (File No.
               33-77906), is hereby incorporated herein by reference.

          3.3  By-Law amendment.

          4.1 Rights Agreement dated as of July 1, 1994 between the Company and Boatmen's Trust Company as Rights Agent, included as Exhibit 4.1 to the Company's Form 10-Q for the quarter ended June 30, 1994, is hereby incorporated herein by reference.

          4.2 Credit Agreement dated as of July 8, 1994 among the Company, The First National Bank of Chicago, as agent, and certain lenders named therein, included as Exhibit 4.2 to the Company's Form 10-Q for the quarter ended June 30, 1994, is hereby incorporated herein by reference.

          4.3 Amendment No. 1 dated March 24, 1995 to the Credit Agreement by and among Rawlings Sporting Goods Company, Inc., The First National Bank of Chicago, as agent, and certain lenders named therein, included as Exhibit 4.1 to the Company's Form 10-Q for the quarter ended February 28, 1995, is hereby incorporated herein by reference.

          4.4 Amendment No. 2 dated August 31, 1995 to the Credit Agreement by and among Rawlings Sporting Goods Company, Inc., The First National Bank of Chicago, as agent, and certain lenders named therein included as Exhibit 4.3 to the Company's Form 10-K for the year ended August 31, 1995 is hereby incorporated herein by reference.

          4.5 Amendment No. 3 dated September 23, 1996 to the Credit Agreement by and among Rawlings Sporting Goods Company, Inc., The First National Bank of Chicago, as agent, and certain lenders named therein.

          10.1 Assets Transfer Agreement dated as of July 8, 1994 by and among Figgie, Figgie Licensing Corporation, Figgie International Real Estate, Inc., Figgie Properties, Inc. and the Company, included as
               Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1994, is hereby incorporated herein by reference.

          10.2 Transitional Services Agreement dated as of July 8, 1994 between Figgie and the Company, included as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 1994, is hereby incorporated herein by reference.

          10.3 Tax Sharing and Separation Agreement dated July 8,
               1994 between the Company and Figgie, included as
               Exhibit 10.3 to the Company's Form 10-Q for the quarter ended June 30, 1994, is hereby incorporated herein by reference.

         *10.4 The Company's 1994 Long-Term Incentive Plan, included as Exhibit A to the Company's proxy statement dated December 9, 1994, is hereby incorporated herein by reference.

         *10.5 The Company's 1994 Non-Employee Directors' Stock
               Plan, included as Exhibit B to the Company's proxy statement dated December 9, 1994, is hereby incorporated herein by reference.

          10.6 Amendment Agreement between Rawlings Sporting Goods Company and Asics Corporation, dated
               January 21, 1991, included as Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File No. 33-77906), is hereby incorporated herein by reference.

         *10.7 Form of Indemnity Agreement entered into with Directors and executive officers, included as
               Exhibit 10.7 to the Company's Form 10-K for the fiscal year ended August 31, 1994, is hereby incorporated herein by reference.

         *10.8 Form of Severance Agreement entered into with executive officers included as Exhibit 10.8 to the Company's Form 10-K for the year ended August 31, 1995 is hereby incorporated herein by reference.

          13.  Annual Report to Stockholders for the Fiscal Year
               Ended August 31, 1996.

          21. Subsidiaries of the Company included as Exhibit 21 to the Company's Form 10-K for the fiscal year ended August 31, 1994 is incorporated herein by reference.

          23.  Consent of Arthur Andersen LLP.

     (b)  Reports on Form 8-K

          There are no reports filed on Form 8-K for the quarter ended August 31, 1996.


*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.

                            SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         RAWLINGS SPORTING GOODS COMPANY, INC.



Date:  November 26, 1996      By: \s\ Paul E. Martin
                                   Paul E. Martin
                                   Chief Financial Officer

          Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the date indicated.

     SIGNATURE                     DATE


By: \s\ Carl J. Shields            November 26, 1996
    Carl J. Shields
    Chairman, CEO and President

By: \s\ Andrew N. Baur             November 26, 1996
    Andrew N. Baur
    Director

By: \s\ Linda L. Griggs            November 26, 1996
    Linda L. Griggs
    Director

By: \s\ Michael McDonnell          November 26, 1996
    Michael McDonnell
    Director

By: \s\ Michael J. Roar            November 26, 1996
    Michael J. Roarty
    Director

By: \s\ William C. Robinson        November 26, 1996
    William C. Robinson
    Director