Form 10-Q
period 1996-11-30
RAWLINGS SPORTING GOODS CO INC
filed 1997-01-09
CIK 921915

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549


                            FORM 10-Q




  X       Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

          For the quarterly period ended November 30, 1996


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

     Yes   X             No

     Number of shares outstanding of the issuer's Common Stock, par value $0.01 per share, as of December 16, 1996:  7,705,721 shares.

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

      Rawlings Sporting Goods Company, Inc. and Subsidiaries

                Consolidated Statements of Income
          (Amounts in thousands, except per share data)
                           (Unaudited)



                                            Three Months Ended
                                                 November 30,
                                             1996       1995

Net revenues.............................. $ 28,259    $ 35,451
Cost of goods sold........................   19,441      24,528
  Gross profit............................    8,818      10,923
Selling, general and administrative
expenses..................................    8,142       8,456
  Operating income........................      676       2,467
Interest expense, net.....................      738         902
Other expense, net........................       30         102
  Income (loss) before income taxes.......      (92)      1,463
Provision (benefit) for income
taxes.....................................      (34)        573
  Net income (loss)....................... $    (58)   $    890

Average number of common shares
outstanding...............................    7,701       7,664

Net income (loss) per common share........ $  (0.01)   $   0.12








The accompanying notes are an integral part of these consolidated statements.

      Rawlings Sporting Goods Company, Inc. and Subsidiaries

                   Consolidated Balance Sheets
            (Amounts in thousands, except share data)
                           (Unaudited)


                                         November 30,    August 31,
                                            1996            1996

Assets
Current Assets:
  Cash and cash equivalents.......     $       926     $     789
  Accounts receivable, net of
  allowance of $1,484 and $1,498
  respectively....................          34,001        30,090
  Inventories.....................          37,118        32,415
  Prepaid expenses................             798          1,472
  Deferred income taxes...........           3,161         3,162
    Total current assets..........          76,004        67,928
Property, plant and equipment, net           7,747         7,860
Other assets......................             661           698
Deferred income taxes.............          25,938        25,766
    Total assets..................     $   110,350      $ 102,252

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable................     $     6,989      $  9,119
  Accrued liabilities.............           9,590         8,461
    Total current liabilities.....          16,579        17,580
Long-term debt....................          47,800        38,700
Other long-term liabilities.......          11,508        11,508
    Total liabilities.............          75,887        67,788
Stockholders' equity:
  Preferred stock, none issued....               -             -
  Common stock, 7,703,435 and 7,697,527
    shares issued and outstanding,
    respectively..................              77            77
  Additional paid-in capital......          25,877        25,820
  Retained earnings...............           8,509         8,567
  Stockholders' equity............          34,463        34,464
    Total liabilities and stockholders'
    equity........................     $   110,350     $ 102,252






The accompanying notes are an integral part of these consolidated balance sheets.

      Rawlings Sporting Goods Company, Inc. and Subsidiaries

               Consolidated Statements of Cash Flow
                      (Amounts in thousands)
                           (Unaudited)


                                               Three Months Ended
                                                   November 30,
                                                1996        1995

Cash flows from operating activities:
  Net income (loss)........................   $   (58)    $   890
  Adjustments to reconcile net income to
  net cash used in operating activities:
    Depreciation and amortization..........       303        262
    Deferred income taxes..................      (171)       569
  Changes in operating assets and liabilities:
    Accounts receivable, net...............    (3,911)   (10,962)
    Inventories............................    (4,703)    (1,953)
    Prepaid expenses.......................       674        416
    Other assets...........................        (9)       (48)
    Accounts payable.......................    (2,130)     1,178
    Accrued liabilities and other..........     1,129        340
Net cash used in operating activities......    (8,876)    (9,308)
Cash flows from investing activities:
  Capital expenditures.....................      (144)      (247)
Cash flows from financing activities:
  Net borrowings of long-term debt.........     9,100      8,300
  Payment from former parent related to
  purchase price settlement................         -        275
  Issuance of common stock.................        57        141
Net cash provided by financing
activities.................................     9,157      8,716
Net increase (decrease) in cash and cash
equivalents................................       137       (839)
Cash and cash equivalents, beginning of
period..............................              789      1,337
Cash and cash equivalents, end of
period.....................................   $   926   $    498




The accompanying notes are an integral part of these consolidated statements.

      Rawlings Sporting Goods Company, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1:   Summary of Significant Accounting Policies.

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to interim financial information and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report for the year ended August 31, 1996. In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair presentation of financial position and results of operations have been included therein. The results for the three months ended November 30, 1996 are not necessarily indicative of the results that may be expected for a full fiscal year.

Note 2:   Inventories

     Inventories consisted of the following (in thousands):

                              November 30,   August 31,
                                 1996           1996

Raw materials                   $ 5,164        $ 5,624

Work in process                   1,995          1,899

Finished goods                   29,959         24,892

                                $37,118        $32,415

          Item 2.   Management's Discussion and Analysis of
          Results of Operations and Financial Condition

RESULTS OF OPERATIONS

             Quarter Ended November 30, 1996 Compared
               with Quarter Ended November 30, 1995

     Net revenues in the quarter ended November 30, 1996 were $28,259,000 or 20.3 percent below the same quarter last year. Decreased net revenues of baseball-related products, primarily baseballs and baseball gloves, and basketballs were primarily responsible for the decrease. The decrease in net revenues from baseballs is primarily the result of the Cal Ripken, Jr. commemorative baseball contributing significantly to net revenues in the quarter ended November 30, 1995 with no comparable product in the quarter ended November 30, 1996. Lower net revenues of baseball gloves resulted from a continued trend toward later shipments to retailers and a major warehouse club exiting the baseball category. Net revenues from basketballs declined primarily as a result of overall weakness in the basketball category at retail. The settlement of the Major League Baseball labor situation and other factors have resulted in retailers being optimistic regarding the spring selling season for baseball-related products. The Company believes it is well positioned to take advantage of an improved spring selling season in baseball-related products.

     The Company's gross profit was $8,818,000, or 19.3 percent below gross profit of $10,923,000 in the comparable prior year period. The gross profit margin was 31.2 percent, 0.4 margin points higher than the comparable prior year period. Higher gross margins in apparel were primarily responsible for the increase.

     Selling, general and administrative (SG&A) expenses were $8,142,000 or 3.7 percent lower than SG&A expenses of $8,456,000 in the comparable prior year period. Lower royalties and commissions were primarily responsible for the decrease. SG&A expenses were 28.8 percent of net revenues, up 4.9 points from the comparable prior year quarter. The high level of fixed SG&A expenses combined with the lower net revenues were primarily responsible for the increase in SG&A expenses as a percent of net revenues.

     Interest expense for the quarter was $738,000, 18.2 percent lower than interest expense of $902,000 in the comparable quarter last year. Lower average borrowings and lower average interest rates were responsible for the decrease.

SEASONALITY

     Net revenues of baseball equipment and related team uniforms are highly seasonal. Customers historically have placed orders with the Company for baseball-related products beginning in July for shipment beginning in October (pre-season orders). These pre-season orders from customers historically represented approximately 75 percent to 80 percent of the customers' anticipated needs for the entire baseball season. The amount of these pre-season orders historically determined the Company's net revenues and profitability between October 1 and March 31. The Company then receives additional orders (fill-in orders) which depend upon customers' actual sales of products during the baseball season (sell-through). Fill-in orders are typically received by the Company between February and May. These orders historically represented approximately 20 percent to 25 percent of the Company's sales of baseball-related products during a particular season. Pre-season orders for certain baseball-related products from certain customers are not required to be paid until early spring. These extended terms increase the risk of collectability related to accounts receivable. In fiscal 1996 and 1997, customers have begun placing their pre-season orders later and a larger percentage of orders are fill-in orders. In addition, with an increasing number of customers on automatic replenishment systems more and more orders are received on a ship-at-once basis. This change has resulted in shipments to the customer closer to the time the products are actually sold. This trend has and may continue to have the effect of shifting the seasonality and quarterly results of the Company with higher inventory and debt levels required to meet orders for immediate delivery. The sell-through of baseball-related products also affects the amount of inventory held by customers at the end of the season which is carried over by the customer for sale in the next baseball season. Customers typically adjust their pre-season orders for the next baseball season to account for the level of inventory carried over from the preceding baseball season. Football equipment and related team uniforms are both shipped by the Company and sold by retailers primarily in the period between March 1 and September 30. Basketballs and related team uniforms generally are shipped and sold throughout the year. Because the Company's sales of baseball-related products exceed those of its other products, Rawlings' business is seasonal, with its highest net revenues and profitability recognized between November 1 and April 30.

     Except for the historical information contained herein, the matters outlined in the management's discussion and analysis are forward looking statements that involve risks and uncertainties, including quarterly fluctuation in results, retail sell rates for the Company's products which may result in more or less orders than those anticipated and the impact of competitive products and pricing. In addition, other risks and uncertainties are detailed from time to time in the Company's SEC reports, including the report on Form 10-K for the year ended August 31, 1996.


LIQUIDITY AND CAPITAL RESOURCES

     Working capital increased $9,077,000 for the three months ended November 30, 1996, primarily the result of the seasonal increase in accounts receivable and inventories.

     Cash flows used in operating activities for the quarter ended November 30, 1996 were $8,876,000, or 4.6 percent lower than the $9,308,000 used in the comparable prior year period. The decrease is primarily the result of a smaller build in accounts receivable partially offset by a larger build in inventories.

     Capital expenditures were $144,000 for the quarter ended November 30, 1996 compared to $247,000 in the comparable prior year period. With the planned expansion of the Costa Rica facility and other equipment purchases the Company expects capital expenditures of approximately $2,500,000 in fiscal 1997.

     The Company had net borrowings for seasonal working capital needs of $9,100,000 in the quarter ended November 30, 1996. This resulted in total debt at November 30, 1996 of $47,800,000, $4,400,000, or 8.4 percent, below total debt as of November 30, 1995 and $9,600,000, or 16.7 percent, below the total debt as of November 30, 1994.

                             Part II.
                        OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               None.

          (b)  Reports on Form 8-K

               None.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         RAWLINGS SPORTING GOODS COMPANY, INC.



Date:     January 9, 1997          /s/ CARL J. SHIELDS
                         Carl J. Shields
                         Chairman, CEO and President



Date:     January 9, 1997          /s/ PAUL E. MARTIN
                         Paul E. Martin
                         Chief Financial Officer
                         (Principal Accounting Officer)