Form 10-Q
period 1997-02-28
RAWLINGS SPORTING GOODS CO INC
filed 1997-04-03
CIK 921915

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549


                            FORM 10-Q


  X       Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

          For the quarterly period ended February 28, 1997


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

     Yes   X             No

     Number of shares outstanding of the issuer's Common Stock, par value $0.01 per share, as of March 10, 1997:  7,711,908
shares.

Part I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

      Rawlings Sporting Goods Company, Inc. and Subsidiaries

                Consolidated Statements of Income
          (Amounts in thousands, except per share data)
                           (Unaudited)


                                             Quarter Ended                         Six Months Ended
                                              February 28,                           February 28,
                                        1997              1996                1997                1996
Net revenues                          $52,859           $51,405             $81,118             $86,856
Cost of goods sold                     35,803            35,452              55,244              59,980
  Gross profit                         17,056            15,953              25,874              26,876
Selling, general and
administrative expenses                 9,258             9,103              17,400              17,559
  Operating income                      7,798             6,850               8,474               9,317
Interest expense, net                     948             1,077               1,686               1,979
Other expense, net                         68                59                  98                 161
  Income before income
   taxes                                6,782             5,714               6,690               7,177
Provision for income taxes              2,543             2,240               2,509               2,813
  Net income                          $ 4,239           $ 3,474             $ 4,181             $ 4,364

Average number of common
shares outstanding                      7,708             7,678               7,704               7,670

Net income per common
share                                 $  0.55           $  0.45             $  0.54             $  0.57

The accompanying notes are an integral part of these consolidated statements.

      Rawlings Sporting Goods Company, Inc. and Subsidiaries

                   Consolidated Balance Sheets
            (Amounts in thousands, except share data)
                           (Unaudited)


                                                   February 28,  August 31,
                                                      1997          1996

ASSETS
Current Assets:
 Cash and cash equivalents                        $      882   $     789
 Accounts receivable,
   net of allowance of $1,458
   and $1,498 respectively                           57,429       30,090
 Inventories                                         36,517       32,415
 Prepaid expenses                                       678        1,472
 Deferred income taxes                                3,161        3,162
   Total current assets                              98,667       67,928
Property, plant and equipment, net                    8,681        7,860
Other assets                                            647          698
Deferred income taxes                                23,493       25,766
   Total assets                                   $ 131,488    $ 102,252

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                 $   9,741    $   9,119
 Accrued liabilities                                  9,560        8,461
   Total current liabilities                         19,301       17,580
Long-term debt                                       62,200       38,700
Other long-term liabilities                          11,204       11,508
   Total liabilities                                 92,705       67,788
Stockholders' equity:
 Preferred stock, none issued                             -            -
 Common stock, 7,711,908 and
   7,697,527 shares issued and
   outstanding, respectively                             77           77
 Additional paid-in capital                          25,958       25,820
 Retained earnings                                   12,748        8,567
 Stockholders' equity                                38,783       34,464
   Total liabilities and
     stockholders' equity                        $  131,488    $ 102,252



The accompanying notes are an integral part of these consolidated balance sheets.

      Rawlings Sporting Goods Company, Inc. and Subsidiaries

               Consolidated Statements of Cash Flow
                      (Amounts in thousands)
                           (Unaudited)

                                                       Six Months Ended
                                                          February 28,
                                                       1997         1996

Cash flows from operating activities:
 Net income                                        $  4,181     $  4,364
 Adjustments to reconcile net
   income to net cash used in
   operating activities:
     Depreciation and amortization                      606          556
     Deferred income taxes                            2,274        2,673
 Changes in operating assets
   and liabilities:
     Accounts receivable, net                       (27,339)     (31,128)
     Inventories                                     (4,102)      (2,201)
     Prepaid expenses                                   794          360
     Other assets                                       (42)         (24)
     Accounts payable                                   622        4,585
     Accrued liabilities and other                      795        2,073
Net cash used in operating activities               (22,211)     (18,742)
Cash flows from investing activities:
 Capital expenditures                                (1,334)        (639)
Cash flows from financing activities:
 Net borrowings of long-term debt                    23,500       19,800
 Payment from former parent related to
   purchase price settlement                              -          275
 Issuance of common stock                               138          204
Net cash provided by financing activities            23,638       20,279
Net increase in cash and cash equivalents                93          898
Cash and cash equivalents,
 beginning of period                                    789        1,337
Cash and cash equivalents,
 end of period                                     $    882     $  2,235


The accompanying notes are an integral part of these consolidated statements.

      Rawlings Sporting Goods Company, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1:   Summary of Significant Accounting Policies.

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to interim financial information and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report for the year ended August 31, 1996. In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair presentation of financial position and results of operations have been included therein. The results for the six months ended February 28, 1997 are not necessarily indicative of the results that may be expected for a full fiscal year.

Note 2:   Inventories

     Inventories consisted of the following (in thousands):

                                             February 28,    August 31,
                                                 1997           1996

   Raw materials                               $ 5,616         $ 5,624

   Work in process                                2,038          1,899

   Finished goods                                28,863         24,892

                                                $36,517        $32,415

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition


RESULTS OF OPERATIONS

             Quarter Ended February 28, 1997 Compared
               with Quarter Ended February 29, 1996


     Net revenues in the quarter ended February 28, 1997 were $52,859,000, or 2.8 percent higher than net revenues of $51,405,000 in the comparable quarter last year. Increased net revenues from basketball and apparel products and improved licensing revenues, partially offset by lower sales of baseball-related products, primarily accounted for the increase. The increase in net revenues from basketball products primarily related to promotions with NCAA corporate sponsors and an NCAA promotion with a large discount retailer. The increase in licensing revenues primarily related to footwear and casual wear products. The decline in net revenues from baseball-related products was primarily confined to baseball gloves with most other baseball product categories showing increases.

     Gross margin in the quarter ended February 28, 1997 was 32.3 percent, 1.3 margin points higher than the comparable quarter last year. Improved margins in basketball and apparel products and higher licensing revenues resulted in the improved margin. The gross margin on basketball products improved as a result of the promotions with NCAA corporate sponsors which generally result in above average margins. The apparel gross margins continued to improve as a result of more production in the Company's lower cost Costa Rica facility and improved volumes and efficiency at the U.S. apparel facility.

     Selling, general and administrative (SG&A) expenses were $9,258,000 in the quarter ended February 28, 1997, or 1.7 percent higher than SG&A expenses of $9,103,000 in the comparable prior year quarter. As a percent of net revenues, SG&A expenses were
17.5 percent in the quarter ended February 28, 1997 compared with
17.7 percent in the prior year quarter.

     Interest expense was $948,000 in the quarter ended February
28, 1997, or 12.0 percent lower than interest expense of $1,077,000 in the comparable prior year quarter. Lower average debt outstanding was primarily responsible for the decrease.





           Six Months Ended February 28, 1997 Compared with the Six Months Ended February 29, 1996

     Net revenues for the six months ended February 28, 1997 were $81,118,000, 6.6 percent below net revenues of $86,856,000 in the comparable six month period last year. Lower net revenues from baseball-related products, primarily baseball gloves, partially offset by higher net revenues from basketball and apparel products were primarily responsible for the net revenue decline. Lower net revenues from baseball gloves resulted from a continued trend toward later shipments to retailers and a major warehouse club exiting the baseball category. Most retailers continue to be optimistic regarding the spring selling season for baseball-related products. The Company continues to believe it is well positioned to take advantage of an improved spring selling season for baseball-related products.

     Gross margin for the six months ended February 28, 1997 was
31.9 percent, 1.0 margin point higher than the comparable period last year. Higher gross margins from apparel and basketball products were primarily responsible for the improved margin.

     SG&A expenses for the six months ended February 28, 1997 were $17,400,000, or 0.9 percent lower than SG&A expenses of $17,559,000 in the comparable prior year period. As a percent of net revenues, SG&A expenses were 21.5 percent in the six months ended February 28, 1997 compared with 20.2 percent in the comparable prior year six month period. The decline in net revenues and a large amount of fixed SG&A expenses resulted in the increase in SG&A as a percent of net revenues.

     Interest expense for the six months ended February 28, 1997 was $1,686,000, or 14.8 percent lower than interest expense of $1,979,000 in the comparable prior year six month period. The decrease in interest expense is primarily the result of lower average debt outstanding.

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


LIQUIDITY AND CAPITAL RESOURCES

     Working capital increased $29,018,000 for the six months ended February 28, 1997, primarily the result of the seasonal increase in accounts receivable and inventories.

     Cash flows used in operating activities for the six months ended February 28, 1997 were $22,211,000, or 18.5 percent higher than the $18,742,000 used in the comparable prior year period. The increase is primarily the result of a larger build in inventories and a smaller build in accounts payable and accrued liabilities.

     Capital expenditures were $1,334,000 for the six months ended February 28, 1997 compared to $639,000 in the comparable prior year period. With the planned expansion of the Costa Rica facility and other equipment purchases, the Company expects capital expenditures of approximately $2,500,000 in fiscal 1997.

     The Company had net borrowings for seasonal working capital needs of $23,500,000 in the six months ended February 28, 1997. This resulted in total debt at February 28, 1997 of $62,200,000, $1,500,000, or 2.4 percent, below total debt as of February 29, 1996.

                             Part II.
                        OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

     The annual stockholders' meeting was held on January 16, 1997. At the meeting the following nominees were elected pursuant to the following votes:


          Nominee               For          Withheld

     Michael McDonnell        6,336,115      29,561
     Michael J. Roarty        6,334,285      31,391

     The following directors' term of office continued after the meeting:

                         Andrew N. Baur
                         Linda L. Griggs
                         William C. Robinson
                         Carl J. Shields

     The approval of the Board of Directors' selection of Arthur
Andersen LLP as independent public accountants was approved pursuant to the following vote:


        For         Against        Abstain

     6,335,263      16,835         13,578

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               None.

          (b)  Reports on Form 8-K

               None.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         RAWLINGS SPORTING GOODS COMPANY, INC.



Date:  April 2, 1997     /s/ CARL J. SHIELDS
                         Carl J. Shields
                         Chairman, CEO and President



Date:  April 2, 1997     /s/ PAUL E. MARTIN
                         Paul E. Martin
                         Chief Financial Officer
                         (Principal Accounting Officer)