Form 10-Q
period 1997-05-31
RAWLINGS SPORTING GOODS CO INC
filed 1997-07-09
CIK 921915

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549


                            FORM 10-Q


  X       Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

          For the quarterly period ended May 31, 1997


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

     Yes   X             No

     Number of shares outstanding of the issuer's Common Stock, par value $0.01 per share, as of June 6, 1997: 7,718,826 shares.

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements



      Rawlings Sporting Goods Company, Inc. and Subsidiaries

                Consolidated Statements of Income
          (Amounts in thousands, except per share data)
                           (Unaudited)

                                            Quarter Ended                          Nine Months Ended
                                               May 31,                                  May 31,
                                       1997             1996                 1997                1996

Net revenues                         $39,859           $39,107             $120,977            $125,963
Cost of goods sold                    27,274            26,552              82,518               86,532
Gross profit                          12,585            12,555              38,459               39,431
Selling, general and
  administrative expenses              8,462             8,715              25,862               26,274
Operating income                       4,123             3,840              12,597               13,157
Interest expense, net                    864               984               2,550                2,963
Other expense, net                        53                50                 151                  211
Income before income taxes             3,206             2,806               9,896                9,983
Provision for income taxes             1,202             1,100               3,711                3,913
  Net income                         $ 2,004           $ 1,706            $  6,185             $  6,070
Average number of common
shares outstanding                     7,715             7,686               7,708                7,676

Net income per common
share                                $  0.26           $  0.22             $  0.80             $   0.79



The accompanying notes are an integral part of these consolidated statements.

      Rawlings Sporting Goods Company, Inc. and Subsidiaries

                   Consolidated Balance Sheets
            (Amounts in thousands, except share data)
                           (Unaudited)


                                                  May 31,      August 31,
                                                  1997           1996
Assets
Current Assets:
  Cash and cash equivalents                   $   1,216        $     789
  Accounts receivable, net of
   allowance of $1,414 and $1,498
   respectively                                  35,527           30,090
  Inventories                                    31,332           32,415
  Prepaid expenses                                  432            1,472
  Deferred income taxes                           3,161            3,162
    Total current assets                         71,668           67,928
Property, plant and equipment, net                8,817            7,860
Other assets                                        576              698
Deferred income taxes                            22,280           25,766
    Total assets                              $ 103,341        $ 102,252

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                            $   6,511        $   9,119
  Accrued liabilities                             9,777            8,461
    Total current liabilities                    16,288           17,580
Long-term debt                                   35,000           38,700
Other long-term liabilities                      11,204           11,508
    Total liabilities                            62,492           67,788
Stockholders' equity:
  Preferred stock, none issued                        -                -
  Common stock, 7,718,826 and 7,697,527
    shares issued and outstanding,
    respectively                                     77               77
  Additional paid-in capital                     26,020           25,820
  Retained earnings                              14,752            8,567
  Stockholders' equity                           40,849           34,464
    Total liabilities and
    stockholders' equity                      $ 103,341        $ 102,252




The accompanying notes are an integral part of these consolidated balance sheets.

      Rawlings Sporting Goods Company, Inc. and Subsidiaries

               Consolidated Statements of Cash Flow
                      (Amounts in thousands)
                           (Unaudited)

                                                     Nine Months Ended
                                                          May 31,
                                                   1997           1996

Cash flows from operating activities:
  Net income                                     $6,185         $  6,070
  Adjustments to reconcile net
  income to net cash provided by
  operating activities:
Depreciation and amortization                       912              837
    Deferred income taxes                         3,487            3,737
  Changes in operating assets
  and liabilities:
    Accounts receivable, net                    (5,437)          (12,768)
 Inventories                                      1,083           (2,327)
    Prepaid expenses                              1,040              413
    Other assets                                   (18)               71
    Accounts payable                            (2,608)            1,479
    Accrued liabilities and other                 1,024            2,609
Net cash provided by operating
activities                                        5,668              121
Cash flows from investing
activities:
  Capital expenditures                          (1,741)             (973)
Cash flows from financing activities:
  Net repayments of long-term debt              (3,700)             (400)
  Payment from former parent related to
  purchase price settlement                          -               275
  Issuance of common stock                          200              263
Net cash (used in) provided by
financing activities                            (3,500)              138
Net increase (decrease) in cash
and cash equivalents                                427             (714)
Cash and cash equivalents,
beginning of period                                 789            1,337
Cash and cash equivalents,
end of period                                   $1,216          $    623




The accompanying notes are an integral part of these consolidated statements.

      Rawlings Sporting Goods Company, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1:   Summary of Significant Accounting Policies.

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to interim financial information and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report for the year ended August 31, 1996. In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair presentation of financial position and results of operations have been included therein. The results for the nine months ended May 31, 1997 are not necessarily indicative of the results that may be expected for a full fiscal year.

Note 2:   Inventories

     Inventories consisted of the following (in thousands):

                                   May 31,        August 31,
                                    1997            1996

Raw materials                      $ 5,656          $ 5,624

Work in process                      2,052            1,899

Finished goods                      23,624           24,892

                                   $31,332          $32,415

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition


RESULTS OF OPERATIONS

               Quarter Ended May 31, 1997 Compared
                 with Quarter Ended May 31, 1996


     Net revenues in the quarter ended May 31, 1997 were $39,859,000, or 1.9 percent higher than net revenues of $39,107,000 in the comparable quarter last year. Improved net revenues from inflatables (basketballs, footballs and volleyballs) and apparel partially offset by lower net revenues from baseball-related products and licensing were primarily responsible for the increase. The increase in inflatables net revenues was primarily the result of a new volleyball product sold to a corporate customer for a promotion. Apparel net revenues improved during the quarter as revenues for both special order and stock apparel products improved. The decline in net revenues from baseball-related products was primarily confined to baseballs with most other baseball product categories showing increases.

     Gross margin in the quarter ended May 31, 1997 was 31.6 percent, .5 margin points lower than the gross margin of 32.1 percent in the comparable quarter last year. The lower gross margin was primarily the result of lower licensing revenues related to a domestic licensee. This licensee has indicated that it expects its results related to Rawlings' licensed products to improve in the fiscal fourth quarter.

     Selling, general and administrative (SG&A) expenses were $8,462,000 in the quarter ended May 31, 1997, or 2.9 percent lower than SG&A expenses of $8,715,000 in the comparable prior year quarter. As a percent of net revenues, SG&A expenses were
21.2 percent in the quarter ended May 31, 1997 compared with 22.3 percent in the comparable prior year quarter.

     Interest expense was $864,000 in the quarter ended May 31, 1997, or 12.2 percent lower than interest expense of $984,000 in the comparable prior year quarter. Lower average debt outstanding was primarily responsible for the decrease.

             Nine Months Ended May 31, 1997 Compared
             with the Nine Months Ended May 31, 1996

     Net revenues for the nine months ended May 31, 1997 were $120,977,000, or 4.0 percent below net revenues of $125,963,000 in the comparable nine month period last year. Lower net revenues from baseball-related products, partially offset by higher net revenues from inflatables and apparel, were primarily responsible for the net revenues decline. Lower net revenues from baseball gloves primarily resulted from two major warehouse clubs exiting the baseball category and a decline at a major mass merchandiser who entered the 1997 selling season with excess inventory. Preliminary indications from this mass merchandiser indicate that baseball glove purchases will be increased for the 1998 season.

     Gross margin for the nine months ended May 31, 1997 was 31.8 percent, .5 margin points higher than the comparable period last year. Higher margins from apparel and basketball products were primarily responsible for the improved margin.

     SG&A expenses for the nine months ended May 31, 1997 were $25,862,000, or 1.6 percent lower than SG&A expenses of $26,274,000 in the comparable prior year period. As a percent of net revenues, SG&A expenses were 21.4 percent in the nine months ended May 31, 1997, compared with 20.9 percent in the comparable prior year nine month period. The decline in net revenues and a large amount of fixed expenses resulted in the modest increase in SG&A as a percent of net revenues.

     Interest expense for the nine months ended May 31, 1997 was $2,550,000, or 13.9 percent lower than interest expense of $2,963,000 in the comparable nine month period last year. The decrease is primarily the result of lower average borrowings.

     The effective tax rate of 37.5 percent for the nine months ended May 31, 1997 was 1.7 points lower than the effective tax rate of 39.2 percent in the comparable prior year nine month period. The decrease in the effective tax rate is the result of lower foreign effective tax rates on a portion of the Company's income generated and indefinitely reinvested in Costa Rica. The Company expects its fiscal 1997 effective tax rate, based on its current mix of domestic and foreign earnings, to be approximately 37 to 38 percent.

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


Liquidity and Capital Resources

     Working capital increased $5,032,000 for the nine months ended May 31, 1997, primarily the result of the seasonal increase in accounts receivable.

     Cash flows provided by operating activities for the nine months ended May 31, 1997 were $5,668,000, or $5,547,000 higher than the $121,000 provided in the comparable prior year period. The increase is primarily the result of a smaller build in accounts receivable.

     Capital expenditures were $1,741,000 for the nine months ended May 31, 1997 compared to $973,000 in the comparable prior year period. With additional planned equipment purchases, the Company expects capital expenditures of approximately $2,700,000 in fiscal 1997.

     The Company had net repayment of debt of $3,700,000 in the nine months ended May 31, 1997. This resulted in total debt at May 31, 1997 of $35,000,000, $8,500,000, or 19.5 percent, below total debt as of May 31, 1996.

                             Part II.
                        OTHER INFORMATION

Item 1.   Legal Proceedings

     The Company previously reported that on November 22, 1995 a class action complaint was filed in the United States District Court for the Eastern Division of the Eastern District of Missouri by Henry G. Jakobe, Jr., against the Company, Mr. Carl
J. Shields, Chairman, CEO and President of the Company, and Howard B. Keene, Chief Operating Officer of the Company. The complaint alleged, among other things, that the defendants violated the federal securities laws by making false and misleading statements regarding the impact of the Major League Baseball strike on the Company's business.

     The Company and the individual defendants denied, and continue to deny, all allegations in the litigation. On September 23, 1996, the District Court granted in part and denied in part the defendants' Motion to Dismiss. The dismissal order limited plaintiffs class claims to open market purchasers of the Company's common stock between March 17, 1995 and June 30, 1995. Subsequent to the dismissal order, the parties agreed to settle the litigation to avoid potentially protracted and costly litigation, and entered into a Settlement Agreement on January 13, 1997.

     By order dated February 13, 1997, the District Court approved a settlement class on behalf of open market purchasers of the Company's common stock during the period of March 17, 1995 through June 30, 1995 inclusive. Following a class settlement hearing on May 16, 1997, the District Court entered its Final Judgment and Order with Respect to Settlement Approval on May 23, 1997, effectively terminating the litigation. The Company's consideration for the settlement was not material and a substantial portion of the settlement consideration was paid by the Company's insurance company.

Item 2.   Material Modification of Rights of Registrant's
          Securities

          None.

Item 3.   Defaults on Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               10.1 Amendment No. 4 dated May 30, 1997 to the Credit Agreement by and among Rawlings Sporting Goods Company, Inc., The First National Bank of Chicago, as agents and certain lenders named therein.

          (b)  Reports on Form 8-K

               None.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         RAWLINGS SPORTING GOODS COMPANY, INC.



Date:  July 8, 1997      /s/ CARL J. SHIELDS
                         Carl J. Shields
                         Chairman, CEO and President



Date:  July 8, 1997      /s/ PAUL E. MARTIN
                         Paul E. Martin
                         Chief Financial Officer
                         (Principal Accounting Officer)