Form 10-K
period 1997-08-31
RAWLINGS SPORTING GOODS CO INC
filed 1997-11-26
CIK 921915

FORM 10-K
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
[X}  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 1997.

                 Commission File Number:  0-24450

              RAWLINGS SPORTING GOODS COMPANY, INC.
      (Exact name of registrant as specified in its charter)

          Delaware                      43-1674348
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)      Identification No.)

  1859 Intertech Drive, Fenton, Missouri               63026
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:(314) 349-3500

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

                           Yes       X       No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [    ]

     The aggregate market value of the voting Common Stock held by nonaffiliates of the registrant as of September 4, 1997 was $85,005,217.

     The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of October 15, 1997, was 7,727,747.

               DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's 1997 Annual Report are incorporated by reference into Item 1 of Part I and Items 5, 6, 7 and 8 of Part II of this report. Portions of the registrant's proxy statement for the annual meeting are incorporated by reference into Items 10, 11, 12 and 13 of Part III of this report.

                        TABLE OF CONTENTS


                                                             Page

PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . .1
     Item 1.   Business. . . . . . . . . . . . . . . . . . . . .1
     Item 2.   Properties. . . . . . . . . . . . . . . . . . . 13
     Item 3.   Legal Proceedings.. . . . . . . . . . . . . . . 15
     Item 4.   Submission of Matters to a Vote of Security
               Holders . . . . . . . . . . . . . . . . . . . . 16
Part II. . . . . . . . . . . . . . . . . . . . . . . . . . . . 16
     Item 5.   Market for Registrant's Common Equity and
               Related Stockholder Matters . . . . . . . . . . 16
     Item 6.   Selected Financial Data . . . . . . . . . . . . 17
     Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . 17
     Item 8.   Financial Statements and Supplementary Data . . 17
     Item 9.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure . . . . . . 17
PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . 17
     Item 10.  Directors and Executive Officers of the
               Registrant. . . . . . . . . . . . . . . . . . . 17
     Item 11.  Executive Compensation. . . . . . . . . . . . . 18
     Item 12.  Security Ownership of Certain Beneficial Owners
               and Management. . . . . . . . . . . . . . . . . 18
     Item 13.  Certain Relationships and Related Transactions. 18
Part IV. . . . . . . . . . . . . . . . . . . . . . . . . . . . 18
     Item 14.  Exhibits, Financial Statement Schedules and
               Reports on Form 8-K . . . . . . . . . . . . . . 18

                              PART I

ITEM 1.   BUSINESS.

General

     Rawlings Sporting Goods Company, Inc., ("Rawlings" or the "Company") is a leading supplier of team sports equipment in North America and, through its licensee, of baseball equipment and uniforms in Japan. Under the Rawlings (Registered Trademark) brand name, the Company provides an extensive line of equipment and team uniforms for the sports of baseball, basketball and football. The Company's products are sold through a variety of distribution channels, including mass merchandisers, sporting goods retailers and institutional sporting goods dealers. The Company has the exclusive right, for which it pays royalty fees, to use the logos of certain sports organizations and events on selected products, including the logos of the National and American Leagues, All-Star Game and World Series games for baseballs and the National Collegiate Athletic Association (the "NCAA") for the sports of football and basketball. In addition, Rawlings' products are endorsed by more than 56 college coaches, more than 20 major sports organizations and numerous athletes, including approximately 120 Major League Baseball players. These persons or entities have entered into agreements with the Company under which they are paid or provided products for endorsing Rawlings' products or for permitting the Company to use their names or logos.

     Rawlings was founded in 1887 and since then, the Company has established a long-standing tradition of innovation in team sports equipment and uniforms, including the development and introduction of the first football shoulder pads in 1902, the original deep pocket baseball glove in 1920 and double knit nylon and cotton uniforms for Major League Baseball in 1970. More recently, the Company introduced a new power forged aluminum bat and a speed sensing baseball in fiscal 1997 with delivery of these new products expected to begin in the first half of fiscal 1998. Today, Rawlings manufactures and distributes a broad array of team sports equipment and products, including baseball gloves, baseballs, baseball bats, batter's helmets, catcher's and umpire's protective gear, basketballs, footballs, volleyballs, soccer balls, football shoulder pads and other protective gear, hockey sticks, hockey gloves, hockey protective and goalie gear, team uniforms and various team sports accessories. In addition, licensees of the Company sell numerous products including athletic shoes, retail active wear apparel, socks, golf equipment
and sport drinks, using the Rawlings   brand name and logo.

     Since 1977, the Company has been the exclusive supplier of baseballs to the National and American Leagues, the All-Star Game and the World Series games, with agreements expiring in 2000. In 1996, Rawlings agreed in principle to extend its exclusive rights to the All-Star Game and World Series games through 2000. As part of the extension of the licensing agreements for the All-Star and World Series games from 1996 to 2000, Rawlings received additional exclusive rights to the Divisional Playoffs and League Championship Series and nonexclusive rights to vinyl baseballs with Club logos and for the above outlined events. Since 1994, the Company has been the exclusive supplier of baseballs to each of the 18 Minor Leagues with the agreement expiring in 2000. The Company is the leading supplier of baseball gloves to Major and Minor League players.

     Since 1986, Rawlings has been the exclusive supplier of basketballs for the NCAA Men's and Women's Division I, II and III tournament championship games, including the Final Four with an agreement expiring in 2002. Since 1987, Rawlings has been the exclusive supplier of footballs for the NCAA Division IAA, II and III championship games with a contract expiring in 1999.

     In September 1997, the Company acquired the net assets of the Victoriaville hockey business which includes the Vic, Victoriaville and McMartin brands. Victoriaville has approximately $14.0 million in annual revenues and National Hockey League (NHL) on ice exposure including sticks and protective gear with over 150 professional hockey players.

Products and Markets

     The following is a summary of net revenues for the principal product lines and licensing arrangements of Rawlings during the three fiscal years ended August 31, 1997:

              Net Revenues by Principal Product line
                      (amounts in millions)
                           (unaudited)

                                         Years Ended August 31,
                                        1997      1996      1995
Equipment
 Baseball                               $80.8     $88.3     $86.9
 Basketball, football and volleyball     28.7      24.2      23.3

Apparel                                  16.4      14.3      10.2
International                             7.5       7.7       9.5
Licensing                                 6.5       6.9       6.2
Miscellaneous                             7.7       8.3       8.0
     Net revenues                      $147.6    $149.7    $144.1

Equipment

     Baseball. The Company is a leading supplier of baseball equipment in North America and, through its licensee, in Japan. The Company's products in this area include baseball gloves, baseballs, batter's helmets, catcher's and umpire's protective equipment, aluminum and wood baseball bats, batter's gloves and miscellaneous accessories.

     Rawlings believes it is the leading supplier and offers the broadest selection of baseball gloves in North America. The Company offers more than 125 styles, which are often customized to meet customer preferences. Its gloves range in retail price from $5.99 for beginners to more than $159.99 for the Heart of the Hide (Registered Trademark) series, which are used by more Major League Baseball players than any other brand. Rawlings developed the original deep pocket glove in 1920. The Company designed this glove in consultation with Bill Doak, a spitball throwing southpaw with the St. Louis Cardinals, establishing the Company's tradition of developing innovative products in consultation with players and coaches. Rawlings has continued to be a leader in baseball glove design and innovation and has patented a number of designs, including the Trap-Eze (Registered Trademark) pocket design featuring a modified web giving the appearance of a six-finger glove, the Fastback (Registered Trademark) closed back design, the Basket-Web (Registered Trademark) pocket design which features interwoven strips forming a natural break on the back to assist in closing the glove and the Pad Lock design which uses an adjustable inner cushion pad and velcro wrist strap to stabilize the hand inside the glove.

     Rawlings believes it is the leading supplier of baseballs in North America. It offers 14 types of baseballs, which differ by their design and the materials used in their construction, including different types of centers, winding materials and covers which can be made of rubber, vinyl or different qualities of leather. Rawlings' baseballs range from lower-priced rubber balls to the professional baseballs that are sold to National and American League teams. Rawlings' baseballs are systematically weighed, measured, tested and inspected to ensure that they meet Rawlings' quality standards. The National League, American League, All-Star and World Series baseballs are covered with alum-tanned leather produced at Rawlings' leather tannery in Tullahoma, Tennessee and hand-sewn at Rawlings' manufacturing facility in Turrialba, Costa Rica. The Company manufactures its professional baseballs in strict accordance with the rigorous specifications established by Major League Baseball to ensure comparability of players' statistics over time.

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

     Rawlings believes that it is the leading supplier of baseball protective equipment in North America. In 1996, the Company introduced the pony tail batter's helmet for women. In 1995, the Company introduced a one size fits all batter's helmet that received the award for most innovative product design at the 1995 National Sporting Goods Association trade show.

     Rawlings believes that it is the second leading supplier of wood baseball bats sold in North America. The Company sells bats to a number of Major League and Minor League teams. The Rawlings' line of bats is manufactured at its Dolgeville, New York facility under the Rawlings and Adirondack names. The Company also introduced a line of power forged aluminum baseball and softball bats in fiscal 1997 with delivery expected to commence in the first half of 1998.

Basketball and Football

     Rawlings sells 20 different types of basketballs, including full-grain, composite and synthetic leather and rubber basketballs for men and women in both the youth and adult markets. Since 1986, Rawlings has been the exclusive supplier of basketballs for the NCAA Men's and Women's Division I, II and III championship games (including the Final Four). The basketball contract with the NCAA expires in 2002. The Company is also the official supplier of basketballs to the National Association of Intercollegiate Athletics.

     Rawlings sells 22 different types of footballs, including full-grain and split leather, vinyl and rubber for both the youth and adult markets. In addition, the Company sells professional and college football shoulder pads, other protective gear (other than football helmets) and accessories. Since 1987, Rawlings has been the exclusive supplier of footballs to the NCAA Division IAA, II and III championship games. The football contract with the NCAA expires in 1999. Rawlings also supplies the official football to the National Association of Intercollegiate Athletics.

Hockey

     In 1996, the Company developed a full line of protective hockey equipment. The Company's hockey products are intended to be marketed to consumers of ice, roller and street hockey products.

     In September 1997, the Company acquired the net assets of the Victoriaville hockey business which includes the Vic, Victoriaville and McMartin brands. Victoriaville has approximately $14.0 million in annual revenues and major products include hockey sticks, hockey protective equipment and goalie protective equipment. The acquisition of the Victoriaville business is expected to significantly increase the size of the Company's hockey business.

Apparel

     Rawlings has been selling team uniforms for approximately 100 years. Several Major League Baseball teams and players purchase their uniforms from the Company. Apparel comprised 11.1% of the net revenues of the Company in the year ended August 31, 1997. The Company believes it has significant growth opportunities related to apparel. The Company believes it will continue to increase sales to institutional customers, particularly high school, collegiate and amateur sports organizations. The Company believes that the reorganization of its manufacturing capabilities underway at its apparel facility in Licking, Missouri and the relocation of production of certain stock products to Costa Rica will enable the Company to improve its service and delivery, while reducing costs. In 1997, the Company completed a 21,000 square foot expansion of its Costa Rica facility in order to expand its stock clothing capacity. This expansion is expected to result in further cost reduction and margin improvement in stock apparel.

International

     The Company's international net revenues (which excludes licensing revenue and includes sales in Puerto Rico) constituted approximately 5.1% of its total net revenues in the year ended August 31, 1997. Rawlings currently distributes its products in more than 36 countries primarily through independent distributors. Of the Company's international net revenues in the year ended August 31, 1997, approximately $4.4 million came from direct sales in Canada.

     The Company works closely with foreign sports organizations to build participation levels in American team sports outside of the U.S. The Company supplies baseball, basketball and football equipment and team uniforms to international sports organizations, and to leagues in a number of non U.S. countries including those where Rawlings supplies baseballs (Argentina, Spain and Puerto Rico), basketballs (Finland, Germany, Italy and Puerto Rico). Rawlings also assists sports federations outside the United States by advising them on growth strategies and, in certain instances, participating on the boards of such federations. Due to the growing international popularity of American team sports, the Company believes that opportunities exist to increase its international net revenues.

     The September 1997 acquisition of the Victoriaville hockey business will contribute to international growth. Historic annual international revenues of the Victoriaville hockey business are approximately $9 million and management believes that opportunities exist for growth beyond this level.

Licensing

     In the year ended August 31, 1997, the Company generated
$6.5 million of licensing revenues on approximately $160 million of sales made by third parties in Japan and the United States of products on which the Rawlings (Registered Trademark) brand name appeared under licensing agreements with the Company. Rawlings has licensed the use of its brand name since the mid-1970s when it licensed a Japanese company to use the Rawlings (Registered Trademark) brand name on clothing sold in Japan. Since then, Rawlings has licensed its name to ASICS Corporation, a leading Japanese sporting goods company, for use on all types of baseball equipment, team uniforms and practice clothing sold in Japan.
The Company also licenses to another Japanese company the use of the Rawlings (Registered Trademark) brand name on retail active wear sold in Japan.

     In the United States, Rawlings currently has licensing agreements with 16 companies which are using the Rawlings (Registered Trademark) brand name on various products including sportswear, shoes, golf clubs, golf accessories, sports bags, socks, beverages and infant and toddler games. The Company retains the right under its licensing agreements to sample and inspect all licensed products to ensure that products bearing the Rawlings (Registered Trademark) brand name meet the Company's quality standards. The Company intends to continue to license the Rawlings (Registered Trademark) brand name to strategically extend the name to other related quality products and to new geographic areas. The Company believes that such strategic licensing will enhance the Company's image, consumer recognition and sales of all of its products.

Miscellaneous

     Rawlings derives other net revenues from its four outlet stores and from its leather tanning facility. The outlet stores sell seconds, irregular quality and discontinued items. Approximately 62% of the items sold at the Company's outlet stores are Rawlings' products and the balance are sports-related products purchased from third parties. Approximately 40% of the leather tanned at Rawlings' tanning facility is sold to third parties for use in a variety of products.

Sales, Marketing and Distribution

     Rawlings' products are sold worldwide. In the United States, Rawlings sells directly to approximately 4,100 customers including local sporting goods stores, institutional dealers (entities that service the sports equipment needs of high school, collegiate and amateur sports organizations), regional sporting goods chains (such as Dick's and Modell's), national sporting goods chains (such as Champs), sporting goods megastores (such as Sports Authority and Jumbo Sports) and mass merchandisers (such as Wal-Mart and K-Mart). In recent years, sales to sporting goods megastores and mass merchandisers have accounted for an increasing amount of the net revenues of Rawlings. Sales to the ten largest customers of Rawlings constituted approximately 30% of the total net revenues of Rawlings in the year ended August 31, 1997 including one customer (Wal-Mart) which accounted for approximately 12% of 1997 revenues.

     The Company has 32 direct sales employees and 46 manufacturers' representatives who sell its products in the United States and Canada. The Company has two separate sales forces, one to serve national accounts and one to service institutional dealers and local sporting goods stores. The southeast region of the United States is handled by a manufacturer's representatives organization. In addition, four employees service professional and college teams, coaches and athletes. The Company primarily utilizes distributors to sell products overseas, except in Japan, which is covered by licensing agreements. Rawlings' products are distributed from its warehouse in Springfield, Missouri and public warehouses in Southern California and Ontario, Canada.

     The Victoriaville hockey business primarily uses manufacturers representatives in the United States and Canada and distributors in other countries. Subsequent to the September 1997 purchase of the Victoriaville hockey business by the Company a combination of manufacturers representatives and members of Rawlings sales force are being used to sell Victoriaville products. The Victoriaville hockey business products are distributed from the Company's warehouses in Dolgeville, New York and Daveluyville, Quebec.

     The Company utilizes a variety of promotional techniques to build brand awareness. Since 1958, Rawlings has annually presented the Rawlings Gold Glove Award (Registered Trademark) to the best fielder at each position in each of the National and American Leagues. The Rawlings Gold Glove Award (Registered Trademark) is the most prestigious award a baseball player can receive for his fielding abilities. In addition, Rawlings promotes its products through the Rawlings Sports Caravan. The Rawlings Sports Caravan is comprised of a tandem tractor trailer containing exhibits on the evolution of baseball, basketball and football equipment and uniforms, and a workshop in which demonstrations on the manufacture and repair of baseball gloves, balls and bats are performed. The Rawlings Sports Caravan is available to the Company's retail customers for promotional activities such as new store openings. In addition, the Caravan appears at sports events such as spring training, opening day games, the All-Star Game, the World Series games and the Baseball Hall of Fame induction ceremony. The Company also promotes its products through product endorsements by numerous professional athletes, coaches and sports organizations. The Company makes available to retailers various co-op advertising programs and participates in selected joint marketing and advertising programs.

     In November 1997 the Company entered into a five year strategic marketing alliance with Host Communication, Inc. (HCI), a sports marketing company. Under this agreement, Rawlings and HCI will jointly market and sell Rawlings' products primarily through corporate promotions, grass roots events and international programs.

Affiliations and Endorsements

     Rawlings has the right to use the logos of several professional and amateur sports organizations and events on certain of its products. These arrangements include: The National League of Professional Baseball Clubs (National League games); The American League of Professional Baseball Clubs (American League games); Major League Baseball Promotional Corporation (All-Star, World Series, Divisional Playoffs and League Championship Series games); the NCAA (basketball and football championships and Final Four games); the 18 Minor Leagues (Minor League games); the National Association of Intercollegiate Athletics; the National Junior College Athletic Association and the Men's Senior Baseball League.

     In addition, the Company's products are endorsed by numerous athletes, including approximately 120 Major League Baseball players such as Albert Belle, Ken Griffey, Jr., Randy Johnson and Cal Ripken, Jr. The Company's products also carry endorsements from approximately 56 college coaches including basketball's Denny Crum, Lute Olson, Nolan Richardson and Marian Washington. The Company's products are also endorsed by Brett Favre of the Green Bay Packers and Steve Young of the San Francisco 49ers.
The products related to the Victoriaville hockey business are endorsed by numerous professional hockey players.

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

     The licensing agreements with Major League Baseball Promotional Corporation and the 18 Minor Leagues, under which Rawlings is licensed to produce the baseballs used in the All-Star, World Series, Divisional Playoffs and League Championship Series games, the official baseballs for the Minor League games and the NCAA basketball and football contracts, provide that the agreements will be subject to termination upon a change of control of Rawlings, as defined in the agreements, unless the change of control is approved by the Major League Baseball Promotional Corporation, the Minor Leagues or the NCAA.

Manufacturing, Product Procurement and Raw Materials

     Sales of Rawlings manufactured products constituted approximately 25% of its net revenues in the year ended August 31, 1997 and the balance derived from the sale of product manufactured by third parties in Asia, Mexico and from licensing fees. The third party sourced products are manufactured according to the Company's specifications by third-party manufacturers located outside the United States, including the Philippines, China, Thailand, Taiwan, Korea, Indonesia and Mexico. Three suppliers Trion Corporation, Cortina International, Inc., and Samyang Tongsang Company Limited each account for more than 10% of the Company's raw material and finished goods purchases. The Company does not maintain formal supply contracts with these suppliers. The Company seeks to establish and build close working relationships with its third-party manufacturers that emphasize service, quality, reliability, loyalty and commitment. The Company continually monitors its sourced products to ensure they meet the Company's quality standards. The Company's arrangements with its non U.S. suppliers are subject to the risks of doing business abroad. The Company believes that the loss of any one or more of its non U.S. manufacturers would not have a long-term material adverse effect on the Company's business and results of operations because other manufacturers are available to fulfill the Company's requirements.

     Rawlings operates five manufacturing facilities in the United States and Costa Rica where it makes baseballs, apparel, baseball gloves, footballs, injection molded accessories, tanned leather and wood baseball bats. In 1994 the Company began relocating production of stock apparel to its Costa Rica factory to reduce operating costs. In 1997, the Company completed an expansion of capacity of its Costa Rica facility for additional stock apparel manufacturing. The increased off-shore production will help the Company reduce costs over the next few years in the apparel product category. The Victoriaville hockey business acquired in September 1997 includes three manufacturing facilities located in Canada.

     Rawlings obtains its raw materials from various sources which it considers to be adequate for fulfilling its requirements. To assure access to the highest quality leather for its baseballs, the Company acquired its Tennessee leather tanning facility in 1985. The company depends upon a limited number of vendors for leather for its Heart of the Hide (Registered Trademark) baseball gloves and full-grain footballs. If any of these sources of raw materials were unavailable to the Company, the Company's operations could be adversely affected until alternative sources were found in the necessary quantities.

Trademarks and Patents

     The Rawlings (Registered Trademark) brand name and logo and the red "R" (Registered Trademark) logo as well as a number of product trademarks, including Finest in the Field (Registered Trademark), Rawlings Gold Glove Award and The Mark of a Pro (Registered Trademark), are considered material to Rawlings' business. As of August 31, 1997, Rawlings held 29 U.S. and 10 non U.S. patents, and had 10 U.S. patent applications and one non U.S. patent application pending. Although Rawlings believes that collectively its patents are important to its business, the loss of any one patent would not have a material adverse effect on the Company's business and results of operations.

Competition

     Rawlings competes with numerous national and international companies which manufacture and distribute broad lines of sporting goods and related equipment and sports clothing as well as numerous manufacturers and suppliers of a limited variety of such products. Certain of the Company's competitors offer sports equipment not sold by the Company. Some of the Company's competitors are larger, and have substantially greater financial and other resources, than Rawlings. The Company's principal competitors include Wilson Sporting Goods Company (a wholly owned subsidiary of Amer Group Ltd.), Diamond Baseball Company, the Spalding Division of Spalding & Evenflo Companies, Inc. and
Mizuno Company Limited in the baseball product line; Wilson
Sporting Goods Company, the Spalding Division of Spalding &
Evenflo Companies, Inc. and Riddell Sports Inc. in the basketball and football lines; and Russell Corporation and Wilson Sporting
Goods Company in the apparel line. While Rawlings is one of the leading manufacturers and distributors of team sports equipment in North America, competition in the sporting goods industry is intense and is based upon quality, price, product features and brand recognition. In addition, the competitive barriers to entry into the sporting goods industry in general are not significant.

Seasonality

     Information on seasonality is incorporated by reference from the Management Discussion and Analysis Section on pages 13 and 14 of the Company's 1997 Annual Report to Stockholders.

Employees

     As of August 31, 1997, Rawlings employed approximately 1,420 people on a full-time basis, of whom 731 were based in the United States; 3 in Canada and 686 were based in Costa Rica. Of the total number of employees, approximately 1,261 were engaged in manufacturing, 118 were engaged in marketing and sales and 41 were engaged in administration. Approximately 377 of Rawlings' domestic employees are represented by the Amalgamated Clothing & Textile Workers Union AFL-CIO-CLC or the Local 682 of the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America, under collective bargaining agreements which expire in November 1999 and February 2000, respectively. Rawlings believes that relations with its employees are good and that the collective bargaining agreements will be extended without material changes from the current contract.

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

     Dependency on Baseball. Sales of baseball-related products constituted approximately 55% of the total net revenues of Rawlings in the year ended August 31, 1997. Adverse publicity or news coverage regarding professional or amateur baseball, strikes or other stoppages in play by athletes or umpires could create fan disaffection that could have a material adverse effect on the Company's sales. Similarly, poor weather conditions during baseball season could have a material adverse effect on the Company's sales.

     Dependency on Foreign Manufacturing. The Company's dependence on foreign manufacturing is described above under "Manufacturing, Product Procurement and Raw Materials" which is subject to the risks of doing business abroad, such as changes in import duties, trade restrictions, work stoppages, labor laws, political instability, foreign currency fluctuations and other factors which could have a material adverse effect on the Company's business and results of operations.

     Acquisition of Net Assets of Victoriaville Hockey Business. In September 1997, the Company acquired the Victoriaville hockey business with historical net revenues of approximately $14.0 million. The Company is in the process of integrating certain portions of the Victoriaville business into its existing business. While the Company believes the opportunity exists for increased hockey revenues and a smooth integration, a significant loss of Victoriaville's historical revenues or unanticipated integration issues could have a material adverse effect on the Company's sales and earnings.

     Seasonality. Customers generally place orders with the Company for baseball-related products beginning in August for shipment beginning in November (pre-season orders). Because the Company's sales of baseball-related products exceed those of its other products, Rawlings' business is seasonal, with its highest net revenues and profitability recognized between November 1 and April 30, which may shift in the future due to the trends discussed in "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Seasonality."

     Reliance on Certain Customers. Sales to the ten largest customers of Rawlings constituted approximately 30% of the total net revenues of Rawlings in the year ended August 31, 1997, including one customer, Wal-Mart, which accounted for approximately 12% of 1997 revenues. Although the Company has long-established relationships with many of its customers, the Company does not have long-term supply contracts with them. A decrease in business from any of its major customers could have a material adverse effect on the Company's results of operations and financial condition.

     Litigation. Like similar manufacturing companies, the Company is subject to various federal, state and local environmental laws relating to air emissions, water discharges and the storage, handling, disposal and remediation of petroleum and hazardous substances. In addition, the Company is periodically subjected to product liability claims and proceedings involving its patents and other legal proceedings which have not historically had a material adverse effect on the Company. See "Legal Proceedings."

     Credit Agreement Restrictions.  The Company's Credit
Agreement with its existing lenders contains certain restrictions on the Company, including requirements as to the maintenance of net worth and certain financial ratios, payment of cash dividends, incurrence of additional indebtedness and the limitation of capital expenditures and there can be no assurance that the Company will be able to achieve and maintain compliance with those restrictions or obtain waivers to any non-compliance. See "Management's Discussion and Analysis of Results of
Operations and Financial Condition -- Liquidity and Capital
Resources."

     Additional Factors. Additional risks and uncertainties that may affect future results of operations, financial condition or business of the Company include, but are not limited to: (i) interest in collectible sports memorabilia and the financial condition of memorabilia resellers; (ii) demand for the Company's products, (iii) the effect of economic and industry conditions on prices for the Company's products and its cost structure; (iv) negative reports by brokerage firms, industry and financial analysts regarding the Company or its products which may have the effect of reducing the reputation, goodwill or customer demand for, or confidence in, the Company's products; and (v) the ability to attract and retain capital for growth and operations on competitive terms.

EXECUTIVE OFFICERS OF THE REGISTRANT

     NAME                AGE       POSITION

Howard B. Keene          55        Chief Executive Officer and
                                   President
Paul E. Martin           37        Chief Financial Officer
Randy D. Black           45        Vice President, Marketing
Ted C. Sizemore          52        Vice President, Baseball
                                   Development and International
                                   Sales
J. Michael Thompson      40        Vice President, Sales
Jonathan C. Hodgins      33        President, Hockey Division

     In October 1997, the Board of Directors accepted the resignation of Carl Shields, who had led the Company since mid-1994. A search is now under way to select his successor. Until then, board member Andrew Baur will serve as Rawlings' Chairman, and Howard B. Keene has been named Chief Executive Officer and President.

     Howard B. Keene has served as Chief Executive Officer and President since October 1997. From April 1995 to October 1997 Mr. Keene served as Chief Operating Officer. From November 1992 to March 1995, Mr. Keene served as Vice President, Foreign Activity and Procurement of Rawlings. From February 1990 to November 1992, Mr. Keene served as International Purchasing Consultant for all divisions of Figgie International, Inc. He was President of Rawlings from 1987 to February 1990. From 1973 to 1987, Mr. Keene held various positions at Rawlings, primarily in product procurement.

     Paul E. Martin has served as Chief Financial Officer of the Company since June 1995. From February 1993 to May 1995, Mr. Martin served as Director of External Reporting and Analysis for Pet Incorporated, a public company that manufactured prepared foods with $1.5 billion in revenues. From January 1992 to January 1993, Mr. Martin served as Chief Financial Officer of CPC-Rexcel, Inc., a public company that manufactured packaging materials with $50 million in revenues. From 1982 to 1991, Mr. Martin was employed in progressively responsible positions, including Senior Audit Manager, by Arthur Andersen LLP.

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

     Jonathan C. Hodgins has served as President, Hockey Division since September 1997. From September 1996 until joining the Company, Mr. Hodgins served as President and Chief Executive Officer of USA Skate, Inc., the previous owner of the Victoriaville hockey business. From 1990 to 1996 Mr. Hodgins was employed by CCM/Sports Maska, Inc. in various management and executive capacities. From 1986 to 1990 Mr. Hodgins was employed by Canstar Sports Group in product management.

ITEM 2.   PROPERTIES.

     The following table sets forth certain information as of August 31, 1997 relating to Rawlings' principal properties:

                                        Approximate    Owned or
Location            Purpose/Products    Size (sq. ft.) Leased

Ava, Missouri       Manufacturing of    90,000         Leased
(two adjoining      baseball            60,000         Leased
facilities)         gloves, batter's
                    helmets, footballs
                    and injection molded
                    accessories

Dolgeville, New York  Manufacturing of  80,500         Owned
(three properties)   wood baseball bats

Fenton, Missouri    Corporate           25,000         Leased
                    headquarters                       (for a
                                                       term
                                                       expiring
                                                       in 2001)

Licking, Missouri   Manufacturing of    55,400         Owned
(two facilities)    apparel             55,000         Leased

Springfield,        Warehouse/          83,500         Owned
Missouri            distribution center

Tullahoma,          Leather tanning     69,000         Owned
Tennessee

Turrialba,          Manufacturing of    54,000         Owned
Costa Rica          baseballs and apparel

*Daveluyville,      Hockey sticks       74,000         Owned
Quebec
Canada

*Montreal,          Hockey Protective   9,600          Leased
Quebec
Canada

*London,            Goaltender          5,000          Leased
Ontario             Equipment
Canada

*Acquired September 1997

     In addition, Rawlings leases approximately 5,600 square feet of office space in Fenton, Missouri for research and development activities and an average of 5,000 square feet for each of its four outlet stores. Rawlings also leases space for four regional sales offices.

     The Company believes that its facilities are suitable for their present and intended purposes and adequate for the Company's current and expected levels of operations.

ITEM 3.   LEGAL PROCEEDINGS.

Environmental Matters

     Like similar manufacturing companies, the Company is subject to various federal, state and local environmental laws, including those relating to air emissions, water discharges, and the storage, handling, disposal and remediation of petroleum and hazardous substances.

     Pursuant to a consent order with the New York State Department of Environmental Conservation (the "NYSDEC"), several years ago the Company completed a drum removal project in the vicinity of the kiln operations at its Adirondack facility in Dolgeville, New York (the "Adirondack Facility"). The presence of the drums resulted in the listing of the Adirondack Facility on the NYSDEC's registry of inactive hazardous waste disposal sites. Upon completion of the drum removal project, the NYSDEC declared the matter closed and reclassified the Adirondack Facility as a site for which no further remedial action or monitoring is required under the state Superfund law. Recently, the Company filed a petition to delist the Adirondack Facility entirely from the state Superfund list, and the NYSDEC has informed the Company that the Adirondack Facility has been removed from the list. Other than as set forth in this paragraph, the Company has not been identified as a potentially responsible party under the federal Superfund law or comparable state laws at any of its properties or in connection with its shipments of waste from any of its facilities to off-site disposal locations.

     In consultation with NYSDEC, the Company has addressed certain issues relating to past petroleum and waste storage practices at the Adirondack Facility. To date, activities have included drum and underground storage tank removal projects and the investigation of releases of wood pitch into the surrounding soil and surface water from a retort facility that is no longer operational. All underground storage tank removal activities have been completed by the Company to the satisfaction of NYSDEC. With regard to the former retort facility, which was operated by a third party unrelated to Rawlings before Rawlings began its operations at the Adirondack Facility, the Company plans to conduct certain environmental remedial activities pursuant to a Voluntary Agreement with the NYSDEC, and the Company is conducting final negotiations with NYSDEC regarding the details of the Voluntary Agreement.

     While the Company's share of the cost of investigating and remediating the contamination at the Adirondack Facility from the former retort operation described above cannot be finally determined until the contemplated remedial activities have been completed, overall based on the Company's accrual of $0.9 million as of August 31, 1997 it is unlikely that expenses beyond that amount will be incurred in connection with environmental investigation and remediation issues, including those regarding the retort facility. Based upon work that has been completed, the Company believes that the remaining investigatory, remediation and monitoring costs will be incurred over the next year. Under the relevant environmental laws, the Company is potentially liable as an owner of the property for the entire costs of investigating and remediating the environmental issues at the Adirondack Facility. While the Company believes that other parties, including insurers, may be liable for some or all of the costs, there can be no assurance that such parties will bear these costs and therefore the Company has not assumed any recovery from such third parties in estimating its potential liabilities.

     Pursuant to an informal agreement with the NYSDEC, the Company is in the process of removing an on-site accumulation of wood shavings at the Adirondack Facility. The Company believes that the agreed upon removal may obviate any potentially applicable solid waste permit requirements.

Litigation and Other Liabilities

     The nature of the Company's products has subjected it to product liability claims from time to time which have not had a material adverse effect on the Company. In addition, the Company is from time to time subject to proceedings involving its patents which have not had a material adverse effect on the Company. The Company expects that it will be subject to product liability claims and proceedings involving its patents in the future due to the nature of its products. The Company did not assume any litigation or product liability of the Rawlings' business relating to incidents that occurred prior to July 8, 1994. A possibility exists, however, that the Company could be liable for liabilities of the Rawlings' business not assumed by the Company in the July 8, 1994 net asset transfer under a theory of successor liability. While the former parent has agreed to indemnify the Company for such liabilities, as well as certain other obligations that relate to the assets and liabilities of the Rawlings' business, there can be no assurance that the former parent will be able to fulfill these indemnification obligations to the Company if required to do so.

     The Company intends to vigorously defend all product liability matters. The Company believes that these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flow.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the quarter ended August 31, 1997.

                            PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

     The information regarding the market for the Company's common stock, quarterly market price ranges, dividends declared and shareholders of record is incorporated by reference from page
25 of the Company's 1997 Annual Report to Stockholders.

     In November 1997 the Company sold warrants for 925,804 shares for approximately $3.07 per warrant. These warrants have a four year term, and enable the holder to purchase approximately 925,804 shares of the Company's common stock, an exercise price of $12.00 per share but are exercisable only if Rawlings' stock closes at or above $16.50 for twenty consecutive trading days during the four year term.

     The information regarding dividend restrictions is incorporated by reference from page 21 of the Company's 1997
Annual Report to Stockholders.

ITEM 6.   SELECTED FINANCIAL DATA.

     The information required by Item 6 is incorporated by reference from the Selected Financial Data Section on page 21 of the Company's 1997 Annual Report to Stockholders.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

     The information required by Item 7 is incorporated by reference from the Management Discussion and Analysis Section on pages 12 to 15 of the Company's 1997 Annual Report to
Stockholders.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by Item 8 is incorporated by reference from the "Consolidated Statements of Income," "Consolidated Balance Sheets," "Consolidated Statements of Stockholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements" and "Report of
Independent Public Accountants" on pages     16 to 24 of the
Company's 1997 Annual Report to Stockholders.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     Information required by Item 12 is set forth under the captions "Principal Stockholders" and "Stock Ownership of Directors, the Nominees for Directors and Executive Officers" in the Company's proxy statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

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

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K.

     (a) (1) Financial Statements: The financial statements filed as a part of this report are listed in
               Part II, Item 8.

     (a) (2)   Financial Statement Schedules:  None.

     (a) (3)   Exhibits

          2.1 Asset Purchase Agreement, dated September 10, 1997 among Les Equipments Sportif Davtec, Inc. USA Skate Corporation, California Pro Sports, Inc., Rawlings Canada, Inc. and the Company, included as
               Exhibit 2.1 to the Company's Form 8-K filed on October 21, 1997 is hereby incorporated herein by reference.

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

          3.3 By-Law amendment included as exhibit 3.3 to the Company's Form 10-K for the fiscal year ended
               August 31, 1996, is hereby incorporated herein by reference.

          4.1 Rights Agreement dated as of July 1, 1994 between the Company and Boatmen's Trust Company as Rights Agent, included as Exhibit 4.1 to the Company's Form 10-Q for the quarter ended June 30, 1994, is hereby incorporated herein by reference.

          4.2 Amendment of Rights Agreement dated November 21, 1997 between the Company, Boatmen's Trust Company and Chase Mellon Shareholder Services, Inc., included as Exhibit 4.2 to the Company's Form 8-K dated November 21, 1997 is hereby incorporated herein by reference.

          4.3 Common Stock Purchase Warrant dated November 21, 1997 issued by the Company to Bull Run Corporation included as Exhibit 4.1 to the Company's Form 8-K dated November 21, 1997 is hereby incorporated herein by reference.

          10.1 Amended and Restated Credit Agreement dated as of September 12, 1997 among the Company, The First National Bank of Chicago, as agent, and certain lenders named therein included as Exhibit 99.1 to the Company's Form 8-K filed on October 21, 1997 is hereby incorporated herein by reference.

          10.2 Assets Transfer Agreement dated as of July 8, 1994 by and among Figgie, Figgie Licensing Corporation, Figgie International Real Estate, Inc., Figgie Properties, Inc. and the Company, included as
               Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1994, is hereby incorporated herein by reference.

          10.3 Transitional Services Agreement dated as of July
               8, 1994 between Figgie and the Company, included as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 1994, is hereby incorporated herein by reference.

          10.4 Tax Sharing and Separation Agreement dated July 8,
               1994 between the Company and Figgie, included as
               Exhibit 10.3 to the Company's Form 10-Q for the quarter ended June 30, 1994, is hereby incorporated herein by reference.

          *10.5 The Company's 1994 Long-Term Incentive Plan, included as Exhibit A to the Company's proxy statement dated December 9, 1994, is hereby incorporated herein by reference.

          *10.6 The Company's 1994 Non-Employee Directors' Stock Plan, included as Exhibit B to the Company's proxy statement dated December 9, 1994, is hereby incorporated herein by reference.

          10.7 Amendment Agreement between Rawlings Sporting Goods Company and ASICS Corporation, dated January 21, 1991, included as Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File No. 33-77906), is hereby incorporated herein by reference.

          *10.8 Form of Indemnity Agreement entered into with Directors and executive officers, included as
                    Exhibit 10.7 to the Company's Form 10-K for the fiscal year ended August 31, 1994, is hereby incorporated herein by reference.

          *10.9 Form of Severance Agreement entered into with executive officers included as Exhibit 10.8 to the Company's Form 10-K for the year ended August 31, 1995 is hereby incorporated herein by reference.

          10.10     Investment Purchase Agreement dated
                    November 21, 1997 between the Company and
                    Bull Run Corporation, included as
                    Exhibit 99.1 to the Company's Form 8-K dated
                    November 21, 1997 is hereby incorporated herein by reference.

          10.11 Standstill Agreement dated November 21, 1997 between the Company and Bull Run Corporation, included as Exhibit 99.2 to the Company's Form 8-K dated November 21, 1997 is hereby incorporated herein by reference.

          10.12     Registration Rights Agreement dated
                    November 21, 1997 between the Company and
                    Bull Run Corporation, included as
                    Exhibit 99.3 to the Company's Form 8-K dated
                    November 21, 1997 is hereby incorporated herein by reference.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the Item
     14(c) of this report.

          13.  Annual Report to Stockholders for the Fiscal Year
               Ended August 31, 1997.

          21.  Subsidiaries of the Company

          23.  Consent of Arthur Andersen LLP.

     (b)       Reports on Form 8-K

               There are no reports filed on Form 8-K for the quarter ended August 31, 1997.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              RAWLINGS SPORTING GOODS COMPANY,
                              INC.


Date:  November 20, 1997      By:  /s/ Paul E. Martin
                              Paul E. Martin
                              Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the date indicated.

     SIGNATURE                          DATE

By:  /s/ Howard B. Keene                November 20, 1997
     Howard B. Keene
     Chief Executive Officer and President
     (Principal Executive Officer)

By:  /s/ Paul E. Martin                 November 20, 1997
     Paul E. Martin
     Chief Financial Officer
     (Principal Financial Officer
      and Accounting Officer)

By:  /s/ Andrew N. Baur                 November 20, 1997
     Andrew N. Baur
     Chairman of the Board and Director

By:  /s/ Linda L. Griggs                November 20, 1997
     Linda L. Griggs
     Director

By:  /s/ Michael McDonnell              November 20, 1997
     Michael McDonnell
     Director

By:  /s/ Michael J. Roarty              November 20, 1997
     Michael J. Roarty
     Director

By:  /s/ William C. Robinson            November 20, 1997
     William C. Robinson
     Director