Form 10-Q
period 1997-11-30
RAWLINGS SPORTING GOODS CO INC
filed 1998-01-13
CIK 921915

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549


                            FORM 10-Q




     X    Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

          For the quarterly period ended November 30, 1997


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

     Yes   X             No

     Number of shares outstanding of the issuer's Common Stock, par value $0.01 per share, as of December 31, 1997:  7,776,017 shares.

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

      Rawlings Sporting Goods Company, Inc. and Subsidiaries

                Consolidated Statements of Income
          (Amounts in thousands, except per share data)
                           (Unaudited)

                                        Three Months Ended
                                             November 30,
                                          1997           1996

Net revenues                            $32,103        $28,259
Cost of goods sold                       22,739         19,441
  Gross profit                            9,364          8,818

Selling, general and administrative
expenses                                  9,504          8,142
  Operating income (loss)                  (140)           676

Interest expense, net                       880            738

Other expense, net                           41             30
  Loss before income taxes               (1,061)           (92)

Benefit for income taxes                   (398)           (34)
  Net loss                              $  (663)       $   (58)


Average number of common shares
outstanding                               7,739           7,701


Net loss per common share               $ (0.09)        $ (0.01)


The accompanying notes are an integral part of these consolidated statements.

      Rawlings Sporting Goods Company, Inc. and Subsidiaries

                   Consolidated Balance Sheets
            (Amounts in thousands, except share data)
                           (Unaudited)


                                   November 30,        August 31,
                                      1997                1997
Assets

Current Assets:
  Cash and cash equivalents        $       849          $     732
  Accounts receivable,
     net of allowance of
     $2,054 and $1,627
     respectively                        40,243            32,968
  Inventories                            42,841            29,781
  Prepaid expenses                        1,033               935
  Deferred income taxes                   4,083             4,083
    Total current assets                 89,049            68,499

Property, plant and equipment, net       11,853             9,802
Other assets                                874               760
Deferred income taxes                    22,647            22,203
Goodwill, net                             8,486                -
    Total assets                   $    132,909         $ 101,264

Liabilities and Stockholders' Equity

Current liabilities:
  Current portion of
          long-term debt           $         59        $      59
  Accounts payable                       11,279             7,856
  Accrued liabilities                    11,119             9,901
    Total current liabilities            22,457            17,816

Long-term debt, less current maturities  58,944            32,614
Other long-term liabilities              10,373            10,637
    Total liabilities                    91,774            61,067

Stockholders' equity:
  Preferred stock, none issued               -               -
  Common stock, 7,774,281 and 7,725,814
    shares issued and outstanding,
    respectively                             78                77
  Additional paid-in capital             29,228            26,083
  Stock subscription receivable          (1,421)              -
  Cummulative translation adjustment       (124)              -
  Retained earnings                      13,374            14,037

  Stockholders' equity                   41,135            40,197

    Total liabilities and stockholders'
    equity                         $    132,909         $ 101,264


The accompanying notes are an integral part of these consolidated statements.

      Rawlings Sporting Goods Company, Inc. and Subsidiaries

                   Consolidated Balance Sheets
            (Amounts in thousands, except share data)
                           (Unaudited)

                                             Three Months Ended
                                                  November 30,
                                             1997        1996

Cash flows from operating activities:
  Net loss                              $   (663)      $  (58)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization            390           303
    Deferred income taxes                   (444)         (171)
  Changes in operating assets and liabilities:
    Accounts receivable, net              (2,978)        (3,911)
    Inventories                           (9,876)        (4,703)
    Prepaid expenses                         (81)           674
    Other assets                            (138)            (9)
    Accounts payable                       2,289         (2,130)
    Accrued liabilities and other         (1,218)         1,129

Net cash used in operating activities    (12,719)        (8,876)

Cash flows from investing activities:
  Capital expenditures                      (726)          (144)
  Acquisition of business                (14,493)             -

Net cash used in investing activities    (15,219)          (144)

Cash flows from financing activities:
  Net borrowings of long-term debt        26,330          9,100
  Issuance of warrants                     1,271              -
  Issuance of common stock                   454             57

Net cash provided by financing
     activities                           28,055          9,157
Net increase in cash and cash
equivalents                                  117            137
Cash and cash equivalents,
     beginning of period                     732            789
Cash and cash equivalents,
     end of period                      $    849        $   926



The accompanying notes are an integral part of these consolidated balance sheets.

      Rawlings Sporting Goods Company, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1:   Summary of Significant Accounting Policies.

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to interim financial information and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report for the year ended August 31, 1997. In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair presentation of financial position and results of operations have been included therein. The results for the three months ended November 30, 1997 are not necessarily indicative of the results that may be expected for a full fiscal year.


Note 2:   Inventories

     Inventories consisted of the following (in thousands):

                              November 30,             August 31,
                                  1997                    1997

Raw materials                 $     6,851              $    5,571

Work in process                     2,670                   2,027

Finished goods                     33,320                  22,183
                              $    42,841              $   29,781

Note 3:   Warrants

In November 1997, the Company issued warrants to purchase 925,804 shares of common stock at $12.00 to Bull Run Corporation for $3.07 per warrant. The warrants expire in November 2001 and are exercised only if the Company's common stock closes above $16.50 for twenty consecutive trading days. One half of the purchase price of the warrants was paid in cash with the other half payable with interest at 7% at the time of exercise or expiration of the warrants. The receivable for the unpaid portion of the warrants is classified as a stock subscription receivable in the accompanying balance sheet. These warrants are not considered common stock equivalents until the point in time that the warrants vest.


Note 4:   Acquisition

On September 12, 1997 the Company acquired the net assets of the Victoriaville hockey business. The acquisition was accounted for under the purchase method and accordingly, the results of operations were included in the Company's consolidated statement of income from the date of acquisition. The purchase price has been allocated to the assets and liabilities on a preliminary basis and the excess of cost over the fair value of net assets acquired is being amortized over a forty year period on a straight-line basis. The preliminary purchase price allocation is as follows:

Net Assets                         $ 5,963
Goodwill                             8,530
Total Purchase Price               $14,493

The final purchase price is subject to a working capital adjustment based on a formula outlined in the asset purchase agreement.


Note 5:   Long-Term Debt

In September 1997, the Company amended and restated the unsecured credit agreement with a bank group which, among other matters, increased the facility to $90,000 and extended the maturity date to September 2002. The amended and restated credit agreement, among other matters, requires the Company to meet certain financial covenants including a minimum fixed charge coverage, a required ratio of maximum total debt to total capitalization, a minimum net worth and restrictions on the Company's ability to pay cash dividends to 50% of the Company's net income for the preceding year. The available borowings under the amended credit agreement decline $4,000, $5,000, $6,000 and $7,000 on
September 1, 1998, 1999, 2000 and 2001, respectively.

In October 1997, the Company entered into a two-year interest rate swap agreement with a commercial bank under which the Company receives a floating rate based on three month LIBOR through October 1999 on $30,000 and pays a fixed rate of 6.75% to 7.00%. The transaction effectively converts a portion of the Company's debt from a floating rate to a fixed rate.



Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition


RESULTS OF OPERATIONS

             Quarter Ended November 30, 1997 Compared
               with Quarter Ended November 30, 1996

Net revenues in the quarter ended November 30, 1997 were $32,103,000 or 13.6 percent higher than net revenues of $28,259,000 in the comparable quarter last year. Increased net revenues from basketball, football and volleyball equipment and additional net revenues generated by the Vic hockey acquisition partially offset by lower revenues from baseball-related products were primarily responsible for the increase. The net revenues from basketball, football and volleyball equipment increased primarily as a result of additional back-to-school and fall programs with several key mass merchandisers. The net revenues from baseball-related products declined primarily as a result of lower net revenues from memorabilia baseballs partially offset by initial shipments of the new power forged aluminum bats. Overall net revenues excluding the impact of the Vic hockey business increased 6.2 percent.

The Company's gross profit in the quarter ended November 30, 1997 was $9,364,000, or 6.2 percent above gross profit of $8,818,000 in the comparable prior year quarter. The gross margin was 29.2 percent, 2.0 margin points lower than the comparable quarter last year. Gross margin declined as a result of continued reduced net revenues from higher margin memorabilia products, increased net revenues from lower margin rubber basketballs and close out inventory related to the Vic hockey acquisition.

Selling, general and administrative (SG&A) expenses were $9,504,000 or 16.7 percent higher than SG&A expenses of $8,142,000 in the comparable prior year quarter. SG&A expenses included approximately $500,000 associated with changes in the Chief Executive Officer's position. SG&A expenses also included expenses related to the Vic hockey business since its acquisition date in September 1997. SG&A expenses excluding the one-time charge associated with changes in the Chief Executive Officer's position were 28.0 percent of net revenues, down 0.8 of a point from the comparable prior year quarter. Excluding the expenses associated with the change in the Chief Executive Officer position and the Vic hockey business SG&A expenses increased 3.4 percent.

Interest expense for the quarter ended November 30, 1997 was $880,000, or 19.2 percent higher than interest of $738,000 in the comparable quarter last year. Higher average borrowings, primarily as a result of the acquisition of the Vic hockey business, was primarily responsible for the increase.

The results for the first quarter of fiscal 1998 started slower than expected. However early signs from retailers continue to indicate that the 1998 baseball selling season should be improved compared to 1997. Key new baseball-related products, including new aluminum bats and a speed-sensing baseball are progressing and are expected to contribute to results for the remainder of the fiscal year. At this time, the Company believes that double digit increases in net revenues and earnings could be achieved in fiscal 1998.


Seasonality

Net revenues of baseball equipment and team uniforms are highly seasonal. Customers generally place orders with the Company for baseball-related products beginning in August for shipment beginning in November (pre-season orders). These pre-season orders from customers historically represented approximately 65 percent to 75 percent of the customers' anticipated needs for the entire baseball season. The amount of these pre-season orders generally determine the Company's net revenues and profitability between November 1 and March 31. The Company then receives additional orders (fill-in orders) which depend upon customers' actual sales of products during the baseball season (sell-through). Fill-in orders are typically received by the Company between February and May. These orders generally represent approximately 25 percent to 35 percent of the Company's sales of baseball-related products during a particular season. Pre-season orders for certain baseball-related products from certain customers are not required to be paid until early spring. These extended terms increase the risk of collectibility of accounts receivable. An increasing number of customers are on automatic replenishment systems therefore more orders are received on a ship-at-once basis. This change has resulted in shipments to the customer closer to the time the products are actually sold. This trend has and may continue to have the effect of shifting the seasonality and quarterly results of the Company with higher inventory and debt levels required to meet orders for immediate delivery. The sell-through of baseball-related products also affects the amount of inventory held by customers at the end of the season which is carried over by the customer for sale in the next baseball season. Customers typically adjust their pre-season orders for the next baseball season to account for the level of inventory carried over from the preceding baseball season. Football equipment and team uniforms are both shipped by the Company and sold by retailers primarily in the period between March 1 and September 30. Hockey equipment and uniforms are shipped by the Company primarily in the period from May 1 to October 31. Basketballs and team uniforms generally are shipped and sold throughout the year. Because the Company's sales of baseball-related products exceed those of its other products, Rawlings' business is seasonal, with its highest net revenues and profitability recognized between November 1 and April 30.


Liquidity and Capital Resources

Working capital increased $15,909,000 for the three months ended
November 30, 1997 primarily the result of the seasonal increase in accounts receivable and inventories and the working capital acquired in connection with the Vic hockey acquisition.

Cash flows used in operating activities for the quarter ended November 30, 1997 were $12,719,000 , or 43.3 percent higher than the $8,876,000 used in the comparable prior year period. The increase is primarily the result of a larger build in inventories partially offset by an increase in accounts payable.

Capital expenditures were $726,000 for the quarter ended November
30, 1997 compared to $144,000 in the comparable prior year period. The Company expects capital expenditures for fiscal 1998 to be approximately $3,500,000.

Investing activities included $14,493,00 use of cash related to the acquisition of a business.

The Company had net borrowings of $26,330,000 in the quarter ended November 30, 1997. This resulted from $14,493,000 of borrowings related to the acquisition of the Vic hockey business, borrowings for seasonal working capital offset by proceeds from the issuance of warrants and common stock of $1,725,000. Total debt as of November 30, 1997 was $59,003,000, $11,203,000 or 23.4
percent higher than total debt as of November 30, 1996. The increase is primarily the result of the Vic hockey acquisition and higher working capital levels, partially offset by operating cash flows.

Cautionary Factors That May Affect Future Results or the
Financial Condition of the Business.

Except for the historical information contained herein, the matters outlined in the management's discussion and analysis are forward looking statements that involve risks and uncertainties, including quarterly fluctuation in results, retail sell rates for the Company's products which may result in more or less orders than those anticipated and the impact of competitive products and pricing. In addition, other risks and uncertainties are detailed from time to time in the Company's SEC reports, including the report on Form 10-K for the year ended August 31, 1997.

                             Part II.
                        OTHER INFORMATION


Item 1.   Legal Proceedings

          None.

Item 2.   Changes in Securities and Use of Proceeds

          In connection with Investment Purchase Agreement, dated November 21, 1997, between the Company and Bull Run Corporation, Boatmen's Trust Company and ChaseMellon Shareholder Services, Inc. entered into an Amendment to Rights Agreement which increased the percentage ownership, which if exceeded would result in a person being deemed an "Acquiring Person" (as defined in the Rights Agreement dated July 1, 1994, between the Company and Boatmen's Trust Company), from 20 percent to 23.1 percent. Such Amendment also caused the appointment of ChaseMellon Shareholder Services, Inc. as successor Rights Agent under such Rights Agreement.

Item 3.   Defaults on Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

          Amendment of Rights Agreement, dated November 21, 1997, among the Company, Boatmen's Trust Company and ChaseMellon Shareholder Services, Inc., included as
          Exhibit 4.2 to the Company's Form 8-K filed on November 26, 1997, is hereby incorporated herein by reference.

          (b)  Reports on Form 8-K

               Form 8-K Filed on October 21, 1997

               Form 8-K Filed on October 24, 1997

               Form 8-K Filed on November 26, 1997

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         RAWLINGS SPORTING GOODS COMPANY, INC.



Date:  January 12, 1998  /s/ HOWARD B. KEENE
                         Howard B. Keene
                         Chief Executive Officer and President



Date:  January 12, 1998  /s/ PAUL E. MARTIN
                         Paul E. Martin
                         Chief Financial Officer
                         (Principal Accounting Officer)