Form 10-K/A
period 1997-08-31
RAWLINGS SPORTING GOODS CO INC
filed 1998-03-26
CIK 921915

FORM 10-K/A
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES
                      EXCHANGE ACT OF 1934
            For the fiscal year ended August 31, 1997.

                 Commission File Number:  0-24450

              RAWLINGS SPORTING GOODS COMPANY, INC.
      (Exact name of registrant as specified in its charter)

          Delaware                           43-1674348
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organization)       Identification No.)

1859 Intertech Drive, Fenton, Missouri            63026
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

                    Yes  X    No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [    ]

     The aggregate market value of the voting Common Stock held by nonaffiliates of the registrant as of March 16, 1998 was $106,999,763.

     The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of March 16, 1998, was 7,781,801.

               DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's 1997 Annual Report are incorporated by reference into Item 1 of Part I and Items 5, 6, 7 and 8 of Part II of this report. Portions of the registrant's proxy statement for the annual meeting are incorporated by reference into Items 10, 11, 12 and 13 of Part III of this report.

                            AMENDMENT

     The primary purpose of this Amendment is to provide as an exhibit that portion of the 1997 Annual Report to Stockholders of Rawlings Sporting Goods Company, Inc. (the "Company") that was inadvertently omitted from the Company's original filing of Form 10-K on November 26, 1997. The portion omitted consisted of that part of page 25 which included the information required pursuant to Item 5 of Form 10-K and which was incorporated by reference therein from the 1997 Annual Report to Stockholders of the Company.

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

     * 10.5 The Company's 1994 Long-Term Incentive Plan, included as Exhibit A to the Company's proxy statement dated December 9, 1994, is hereby incorporated herein by reference.

     *    10.6 The Company's 1994 Non-Employee Directors' Stock
               Plan, included as Exhibit B to the Company's proxy statement dated December 9, 1994, is hereby incorporated herein by reference.

          10.7 Amendment Agreement between Rawlings Sporting Goods Company and ASICS Corporation, dated January 21, 1991, included as Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File No. 33-77906), is hereby incorporated herein by reference.

     * 10.8 Form of Indemnity Agreement entered into with Directors and executive officers, included as
               Exhibit 10.7 to the Company's Form 10-K for the fiscal year ended August 31, 1994, is hereby incorporated herein by reference.

     * 10.9 Form of Severance Agreement entered into with executive officers included as Exhibit 10.8 to the Company's Form 10-K for the year ended August 31, 1995 is hereby incorporated herein by reference.

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

          13.  Annual Report to Stockholders for the Fiscal Year
               Ended August 31, 1997, included as Exhibit 13 to the Company's Form 10-K dated November 26, 1997 is hereby incorporated herein by reference.

      ** 13.1 Selected portions of page 25 of the Annual Report to Stockholders for the Fiscal Year Ended August
               31, 1997.

               21.  Subsidiaries of the Company, included as Exhibit
                    21 to the Company's Form 10-K dated November 26, 1997 is hereby incorporated herein by reference.

               23. Consent of Arthur Andersen LLP, included as Exhibit 23 to the Company's Form 10-K dated November 26, 1997 is hereby incorporated herein by reference.

     * Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the Item
          14(c) of this report.

     **   Filed herewith.

     (b)       Reports on Form 8-K

               There are no reports filed on Form 8-K for the quarter ended August 31, 1997.



                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        RAWLINGS SPORTING GOODS
                                        COMPANY, INC.


Date:     March 18, 1997                By: /s/ Paul E. Martin
                                                Paul E. Martin
                                        Chief Financial Officer