Form 10-Q
period 1998-02-28
RAWLINGS SPORTING GOODS CO INC
filed 1998-04-08
CIK 921915

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549


                            FORM 10-Q


     X    Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

         For the quarterly period ended February 28, 1998


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

     Yes   X             No

     Number of shares outstanding of the issuer's Common Stock, par value $0.01 per share, as of March 9, 1998:  7,781,801
shares.

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

      Rawlings Sporting Goods Company, Inc. and Subsidiaries

                Consolidated Statements of Income
          (Amounts in thousands, except per share data)
                           (Unaudited)


                      Quarter Ended       Six Months Ended
                       February 28,        February 28,
                      1998      1997      1998      1997

Net revenues        $61,822    $52,859  $93,925    $81,118
Cost of goods sold   42,404     35,803   65,143     55,244
  Gross profit       19,418     17,056   28,782     25,874
Selling, general
 and
 administrative
 expenses            10,590      9,258   20,094     17,400
  Operating income    8,828      7,798    8,688      8,474
Interest expense,
 net                  1,215        948    2,095      1,686
Other expense,
  net                    30         68       71         98
  Income before
   income taxes       7,583      6,782    6,522      6,690
Provision for
 income taxes         2,844      2,543    2,446      2,509
  Net income         $4,739    $ 4,239   $4,076    $ 4,181

Net income per
 common share:

Basic                 $0.61     $0.55     $0.53      $0.54
Diluted               $0.61     $0.55     $0.52      $0.54

Shares used in
computing per
share amounts:

Basic                 7,783      7,708    7,759      7,704
Assumed exercise
 of stock
 options                 28         19       24         14
Diluted               7,811      7,727    7,783      7,718


The accompanying notes are an integral part of these consolidated statements.

      Rawlings Sporting Goods Company, Inc. and Subsidiaries

                   Consolidated Balance Sheets
            (Amounts in thousands, except share data)
                           (Unaudited)

                                   February 28,        August 31,
                                      1998               1997
Assets
Current Assets:
  Cash and cash equivalents        $    594            $     732
  Accounts receivable,
     net of allowance of
     $1,981 and $1,627 respectively  67,529               32,968
  Inventories                        42,215               29,781
  Prepaid expenses                      839                  935
  Deferred income taxes               4,083                4,083
    Total current assets            115,260               68,499
Property, plant and equipment,
  net                                12,334                9,802
Other assets                            943                  760
Deferred income taxes                20,151               22,203
Goodwill, net                         8,432                  -
     Total assets                   157,120            $ 101,264

Liabilities and Stockholders' Equity

Current liabilities:
  Current portion of
   long-term debt                  $      60           $       59
  Accounts payable                    14,652                7,856
  Accrued liabilities                 11,187                9,901
    Total current liabilities         25,899               17,816
Long-term debt, less current
  maturities                          75,979               32,614
Other long-term
  liabilities                          9,435               10,637
    Total liabilities                111,313               61,067
Stockholders' equity:
  Preferred stock, none issued           -                  -
  Common stock, 7,781,801
     and 7,725,814 shares
     issued and outstanding,
     respectively                         78                   77
  Additional paid-in capital          29,314               26,083
  Stock subscription receivable       (1,421)               -
  Cumulative translation adjustment     (277)               -
  Retained earnings                   18,113               14,037
  Stockholders' equity                45,807               40,197
    Total liabilities and
     stockholders' equity        $   157,120            $ 101,264





The accompanying notes are an integral part of these consolidated balance sheets.

      Rawlings Sporting Goods Company, Inc. and Subsidiaries

               Consolidated Statements of Cash Flow
                      (Amounts in thousands)
                           (Unaudited)

                                                 Six Months Ended
                                                   February 28,
                                                1998        1997

Cash flows from operating activities:
  Net income                                 $  4,076   $  4,181
  Adjustments to reconcile net income to
  net cash used in operating activities:

    Depreciation and amortization.                799        606
    Deferred income taxes                       2,052      2,274

  Changes in operating assets and liabilities:
    Accounts receivable, net                  (30,919)   (27,339)
    Inventories                                (9,250)    (4,102)
    Prepaid expenses                              113        794
    Other assets                                 (231)       (42)
    Accounts payable                            5,624        622
    Accrued liabilities and other              (1,782)       795
Net cash used in operating activities         (29,518)   (22,211)

Cash flows from investing activities:
  Capital expenditures                         (1,699)    (1,334)
  Acquisition of business                     (14,098)       -
Net cash used in investing activities         (15,797)    (1,334)

Cash flows from financing activities:
  Net borrowings of long-term debt             43,366     23,500
  Issuance of warrants                          1,271        -
  Issuance of common stock                        540        138
Net cash provided by financing activities      45,177     23,638

Net (decrease) increase in cash and
cash equivalents                                 (138)        93
Cash and cash equivalents,
  beginning of period                             732        789
Cash and cash equivalents, end of period     $    594   $    882



The accompanying notes are an integral part of these consolidated statements.

      Rawlings Sporting Goods Company, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1:   Summary of Significant Accounting Policies.

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to interim financial information and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report for the year ended August 31, 1997. In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair presentation of financial position and results of operations have been included therein. The results for the six months ended February 28, 1998 are not necessarily indicative of the results that may be expected for a full fiscal year.


Note 2:   Inventories

     Inventories consisted of the following (in thousands):

                                        February 28,   August 31,
                                           1998           1997

Raw materials                           $  8,094         $ 5,571

Work in process                            2,511           2,027

Finished goods                            31,610          22,183

                                        $ 42,215         $29,781

Note 3:   Warrants

In November 1997, the Company issued warrants to purchase 925,804 shares of common stock at $12.00 to Bull Run Corporation for $3.07 per warrant. The warrants expire in November 2001 and are exercised only if the Company's common stock closes above $16.50 for twenty consecutive trading days. One half of the purchase price of the warrants was paid in cash with the other half payable with interest at 7% at the time of exercise or expiration of the warrants. The receivable for the unpaid portion of the warrants is classified as a stock subscription receivable in the accompanying balance sheet. These warrants are not considered common stock equivalents until the point in time that the warrants become exercisable.


Note 4:   Acquisition

On September 12, 1997 the Company acquired the net assets of the Victoriaville hockey business. The acquisition was accounted for under the purchase method and accordingly, the results of operations were included in the Company's consolidated statement of income from the date of acquisition. The purchase price, paid in cash, has been allocated to the assets and liabilities on a preliminary basis and the excess of cost over the fair value of net assets acquired is being amortized over a forty year period on a straight-line basis. The preliminary purchase price allocation is as follows:

Net Assets                         $ 5,568
Goodwill                             8,530

Total Purchase Price               $14,098


Note 5:   Long-Term Debt

In September 1997, the Company amended and restated the unsecured credit agreement with a bank group which, among other matters, increased the facility to $90,000 and extended the maturity date to September 2002. The amended and restated credit agreement, among other matters, requires the Company to meet certain financial covenants including a minimum fixed charge coverage, a required ratio of maximum total debt to total capitalization, a minimum net worth and restrictions on the Company's ability to pay cash dividends to 50% of the Company's net income for the preceding year. The available borrowings under the amended credit agreement decline $4,000, $5,000, $6,000 and $7,000 on September 1, 1998, 1999, 2000 and 2001, respectively.

In October 1997, the Company entered into a two-year interest rate swap agreement with a commercial bank under which the Company receives a floating rate based on three month LIBOR through October 1999 on $30,000 and pays a fixed rate of 6.75% to 7.00%. The transaction effectively converts a portion of the Company's debt from a floating rate to a fixed rate.

Note 6:   Commitments and Contingencies

The Company has been conducting ongoing environmental investigation and remediation activities at its Dolgeville, New York facility (the "Site") with respect to the release of wood pitch into surrounding soil and surface water. In November 1997, the Company entered into a Voluntary Agreement with the New York State Department of Environmental Conservation (the "NYSDEC") to conduct certain environmental remediation activities related to the presence of wood pitch in the soils at the Site. The wood pitch was generated as a result of the former operation of a retort facility by a third party unrelated to Rawlings before Rawlings' ownership of the Site. In December 1997, an environmental consulting firm retained by Rawlings initiated remediation activities under the oversight of the NYSDEC. In conducting the remediation activities under the Voluntary Agreement, it was discovered that the actual volume of wood pitch substantially exceeded the amount originally estimated by the environmental consulting firm. Much of the unanticipated, additional wood pitch has been remediated in accordance with the requirements of the Voluntary Agreement. The Company believes that a portion of the unanticipated, additional volume of wood pitch remaining at the Site may be outside the scope of the current Voluntary Agreement. However, in order to ensure that the Company receives all of the benefits of the Voluntary Agreement as expeditiously as possible, the Company may be required to address such additional wood pitch through an amendment to the Voluntary Agreement. Consequently, the Company's environmental consultants have been asked to thoroughly investigate the amount of the remaining unanticipated, additional wood pitch at the Site and to provide the Company with specific recommendations regarding how such additional wood pitch should be managed, along with cost estimates. These recommendations and estimates are expected to be delivered to the Company by late April 1998. The Company's accrual for remediation costs as of February 28, 1998, was approximately $668,000, and, in the Management's view, this amount is adequate to cover the remediation activities under the current scope of the Voluntary Agreement. Although the currently unknown costs to address the unanticipated, additional wood pitch could exceed the Company's accrued remediation costs, Management believes, based on preliminary discussions with the environmental consultants, that any additional accrual that may be required would not have a material adverse effect on the Company's financial condition or cash flows. However, any additional accrued remediation costs that may be required could have a material adverse effect on the Company's quarterly and/or annual results of operations in the period such accrual is recognized.

Note 7:   Statement of Financial Accounting Standard No. 128
          Footnote Disclosure

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, Earnings Per Share ("SFAS 128"), effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company has adopted the provisions of SFAS 128 during the quarter ended February 28, 1998, and all prior period earnings per share data has been presented on this basis.

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition


RESULTS OF OPERATIONS

             Quarter Ended February 28, 1998 Compared
               with Quarter Ended February 28, 1997

Net revenues in the quarter ended February 28, 1998 were $61,822,000 or 17.0 percent higher than net revenues of $52,859,000 for the same quarter last year. Increased net revenues in all major product categories excluding licensing resulted in the overall increase. The largest increases in net revenues occurred in baseball-related equipment, basketball, football and volleyball equipment, apparel and hockey equipment. Net revenues increased 14.6 percent excluding the impact of the acquisition of the Vic hockey business.

Demand for the Company's new products, including the radar speed-sensing baseball and the power forged aluminum bats, is strong.

The net revenues generated from these new products along with the net revenues related to the Vic hockey business acquired last September have the Company on track to generate $170.0 to $175.0 million in net revenues in the fiscal year ending August 31, 1998, a 15 to 19 percent increase over the prior fiscal year.

Gross margin in the quarter ended February 28, 1998 was 31.4 percent, .9 margin points lower than the comparable quarter last year. Gross margin declined from the comparable prior year quarter primarily as a result of lower domestic and international licensing revenues and a reduction in the gross margin of baseball gloves. Domestic licensing revenues declined primarily related to footwear and socks while international licensing revenues declined primarily as a result of unfavorable currency exchange rates between the dollar and the Japanese yen. The gross margin on baseball gloves declined primarily as a result of a shift in mix to lower price point units which typically have lower margins.

Selling, general and administrative (SG&A) expenses in the quarter ended February 28, 1998 were $10,590,000 (17.1% of net revenues) compared to SG&A expenses of $9,258,000 (17.5% of net revenues) in the comparable prior year quarter. The SG&A expenses in the quarter ended February 28, 1998 include expenses related to the Vic hockey business acquired in September 1997.

Interest expense for the quarter ended February 28, 1998 was $1,215,000 or 28.2 percent higher than interest expense of $948,000 in the comparable quarter last year. Higher average borrowings, primarily as a result of the acquisition of the Vic hockey business and higher working capital levels were primarily responsible for the increase.


           Six Months Ended February 28, 1998 Compared with the Six Months Ended February 28, 1997

Net revenues for the six months ended February 28, 1998 were $93,925,000, or 15.8 percent higher than net revenues of $81,118,000 in the comparable six month period last year. Higher net revenues in all major product categories other than licensing were responsible for the increase. The largest increases in net revenues occurred in baseball-related equipment, basketball, football and volleyball equipment, hockey equipment and apparel.
Net revenues of baseball-related equipment increased as a result of increased glove net revenues and net revenues from new products including the radar speed-sensing baseball and the power forged aluminum bats. Net revenues increased 11.7 percent excluding the impact of the acquisition of the Vic hockey business.

Gross margin for the six months ended February 28, 1998 was 30.6 percent, 1.3 margin points lower than the comparable period last year. Lower licensing revenues, lower net revenues from higher margin memorabilia products and a lower gross margin on baseball gloves were primarily responsible for the decrease.

SG&A expenses for the six months ended February 28, 1998 were $20,094,000 compared to SG&A expenses of $17,400,000 in the comparable prior year period. SG&A expenses in the six months ended February 28, 1998, include approximately $500,000 of severance and related benefits, legal costs and search firm fees associated with changes in the Chief Executive Officer's position. SG&A expenses for the six months ended February 28, 1998 also include expenses related to the Vic hockey business since its acquisition in September 1997. SG&A expenses excluding the one time charge associated with changes in the Chief Executive Officer's position were 20.9 percent of net revenues in the six months ended February 28, 1998 compared with 21.5 percent in the comparable prior year period.

Interest expense for the six months ended February 28, 1998 was $2,095,000 or 24.3 percent higher than interest expense of $1,686,000 in the comparable prior year six month period. Higher average borrowings as a result of the acquisition of the Vic hockey business and higher working capital levels, were primarily responsible for the increase.

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

Year 2000 Issue

Many existing computer programs, including those used by the Company in its operations, use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. This potential problem is often referred to as the "Year 2000 issue". The Company has undertaken a thorough analysis of the costs of addressing the Year 2000 issue and of the consequences of an incomplete or untimely resolution of the Year 2000 issue and determined that such costs are not likely to have a material effect on the Company's future financial results. In addition, while the Company has not completed its analysis of the measures taken by its key suppliers to address the Year 2000 issue, the Company is not aware of any key supplier whose lack of preparedness to address the Year 2000 issue could have a material effect on the Company's future financial results.

Liquidity and Capital Resources

Working capital increased $38,678,000 for the six months ended
February 28, 1998 primarily the result of the seasonal increase in accounts receivable and inventories and the working capital acquired in connection with the Vic hockey acquisition.

Cash flows used in operating activities for the six months ended February 28, 1998 were $29,518,000, or 32.9 percent higher than the $22,211,000 used in the comparable prior year period. The increase is primarily the result of a larger build in inventories and accounts receivable partially offset by an increase in accounts payable.

Capital expenditures were $1,699,000 for the six months ended
February 28, 1998 compared to $1,334,000 in the comparable prior year period. The Company expects capital expenditures for fiscal
1998 to be approximately $3,500,000.

Investing activities included $14,098,000 use of cash related to the acquisition of the Vic hockey business.

The Company had net borrowings of $43,366,000 in the six months ended February 28, 1998. This resulted from $14,098,000 of borrowings related to the acquisition of the Vic hockey business and borrowings for seasonal working capital offset by proceeds from the issuance of warrants and common stock of $1,811,000. Total debt as of February 28, 1998 was $76,039,000, $13,839,000 or 22.2 percent higher than total debt as of February 28, 1997. The increase is primarily the result of the Vic hockey acquisition and higher working capital levels, partially offset by operating cash flows.

Cautionary Factors that May Affect Future Results or the
Financial Condition of the Business.

Except for the historical information contained herein, the matters outlined in the management's discussion and analysis are forward looking statements that involve risks and uncertainties, including quarterly fluctuations in results, ongoing customer changes in buying patterns, retail sell rates for the Company's products, demand and performance of the Company's new products, which may result in more or less orders than those anticipated and the impact of competitive products and pricing. In addition, other risks and uncertainties are detailed from time to time in the Company's SEC reports, including the report on Form 10-K for the year ended August 31, 1997.

Item 3.   Quantitative and Qualitative Disclosure about Market
          Risk

          Not Applicable.


                             Part II.
                        OTHER INFORMATION


Item 1.   Legal Proceedings

     The Company has been conducting ongoing environmental investigation and remediation activities at its Dolgeville, New York facility (the "Site") with respect to the release of wood pitch into surrounding soil and surface water. In November 1997, the Company entered into a Voluntary Agreement with the New York State Department of Environmental Conservation (the "NYSDEC") to conduct certain environmental remediation activities related to the presence of wood pitch in the soils at the Site. The wood pitch was generated as a result of the former operation of a retort facility by a third party unrelated to Rawlings before Rawlings' ownership of the Site. In December 1997, an environmental consulting firm retained by Rawlings initiated remediation activities under the oversight of the NYSDEC. In conducting the remediation activities under the Voluntary Agreement, it was discovered that the actual volume of wood pitch substantially exceeded the amount originally estimated by the environmental consulting firm. Much of the unanticipated, additional wood pitch has been remediated in accordance with the requirements of the Voluntary Agreement. The Company believes that a portion of the unanticipated, additional volume of wood pitch remaining at the Site may be outside the scope of the current Voluntary Agreement. The Company's environmental consultants have been asked to thoroughly investigate the amount of the remaining unanticipated, additional wood pitch at the Site and to provide the Company with specific recommendations regarding how such additional wood pitch should be managed, along with cost estimates. These recommendations and estimates are expected to be delivered to the Company by late April 1998. The Company's accrual for remediation costs as of February 28, 1998, was approximately $668,000, and, the Company believes this accrual is adequate to cover the remediation activities under the current scope of the Voluntary Agreement. Although the currently unknown costs to address the unanticipated, additional wood pitch could exceed the Company's accrued remediation costs, the Company believes, based on preliminary discussions with the environmental consultants, that any additional accrual that may be required would not have a material adverse effect on the Company's financial condition or cash flows. However, any additional accrued remediation costs that may be required could have a material adverse effect on the Company's quarterly and/or annual results of operations in the period such accrual is recognized.

Item 2.   Changes in Securities and Use of Proceeds

          None.

Item 3.   Defaults on Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

     The annual Stockholder's Meeting was held on January 15,
1998. At the meeting the following nominees were elected pursuant to the following votes:

                              Number of        Number of
Nominee                       Votes for      Votes Withheld

Andrew N. Baur                5,967,400           62,897
Robert S. Prather, Jr.        5,955,902           74,395

     The following directors' term of office continued after the meeting:

                         Linda L. Griggs
                         Michael McDonnell
                         Michael J. Roarty
                         William C. Robinson

     The approval of the amendment of the Company's 1994 Long-Term Incentive Plan increasing the total number of shares of common stock available for issuance upon the exercise of options granted under such plan by 500,000 shares to an aggregate of 1,125,000 shares of common stock was approved pursuant to the following vote:

          For       Against        Abstain
      1,577,751          565,536        124,173

     The approval of the amendment of the Company's Certificate of Incorporation to increase the maximum number of individuals who can be members of the Board of Directors from seven to ten was approved pursuant to the following vote:

          For       Against        Abstain
      5,757,901     152,197        120,199

     The approval of the Board of Directors' selection of Arthur
Andersen LLP as independent public accountants was approved pursuant to the following vote:

          For       Against        Abstain
       5,978,231     29,099         22,967

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

                         RAWLINGS SPORTING GOODS COMPANY, INC.



Date:  April 8, 1998     /s/ HOWARD B. KEENE
                              Howard B. Keene
                              Chief Executive Officer and
                              President



Date:  April 8, 1998     /s/ PAUL E. MARTIN
                              Paul E. Martin
                              Chief Financial Officer
                              (Principal Accounting Officer)