Form 10-Q
period 1998-05-31
RAWLINGS SPORTING GOODS CO INC
filed 1998-07-14
CIK 921915

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549


                            FORM 10-Q


  X  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

          For the quarterly period ended May 31, 1998


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

     Yes   X             No

     Number of shares outstanding of the issuer's Common Stock, par value $0.01 per share, as of June 15, 1998:  7,787,036
shares.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

      Rawlings Sporting Goods Company, Inc. and Subsidiaries

                Consolidated Statements of Income
          (Amounts in thousands, except per share data)
                           (Unaudited)

                      Quarter Ended          Nine Months Ended
                            May 31,                May 31,
                      1998         1997        1998      1997

Net revenues        $46,204    $ 39,859      $140,129  $120,977
Cost of goods sold   31,285      27,274        96,428    82,518
  Gross profit       14,919      12,585        43,701    38,459
Selling, general
and
administrative
expenses             10,497       8,462        30,091    25,862
Unusual charges
(See Note 6)            975         -           1,475        -
  Operating income    3,447       4,123        12,135    12,597
Interest expense,
  net                 1,164         864         3,259     2,550
Other expense,
  net                    33          53           104       151
  Income before
   income taxes       2,250       3,206         8,772     9,896
Provision for
income taxes            843       1,202         3,289     3,711
  Net income         $1,407    $  2,004       $ 5,483   $ 6,185

Net income per common share:
Basic                 $0.18       $0.26         $0.71     $0.80
Diluted               $0.18       $0.26         $0.70     $0.80

Shares used in computing per
share amounts:
Basic                 7,792       7,715         7,770     7,708
Assumed exercise of stock
options                  66           1            36         7
Diluted               7,858       7,716         7,806     7,715





The accompanying notes are an integral part of these consolidated statements.

      Rawlings Sporting Goods Company, Inc. and Subsidiaries

                   Consolidated Balance Sheets
            (Amounts in thousands, except share data)
                           (Unaudited)

                                        May 31,        August 31,
                                         1998             1997
Assets
Current Assets:
  Cash and cash equivalents             $  1,910        $    732
  Accounts receivable,
  net of allowance of
  $2,011 and $1,627
  respectively                            45,966           32,968
  Inventories                             43,835          29,781
  Prepaid expenses                           960             935
  Deferred income taxes                    4,083           4,083
    Total current assets                  96,754          68,499
Property, plant and equipment, net        12,610            9,802
Other assets                                 801             760
Deferred income taxes                     19,392          22,203
Goodwill, net                              8,379            -
    Total assets                        $137,936        $ 101,264

Liabilities and Stockholders' Equity
Current liabilities:
  Current portion of long-term debt     $     61        $     59
  Accounts payable                        10,132           7,856
  Accrued liabilities                     12,317            9,901
    Total current liabilities             22,510           17,816
Long-term debt, less current maturities   59,213           32,614
Other long-term liabilities                9,362          10,637
    Total liabilities                     91,085           61,067
Stockholders' equity:
  Preferred stock, none issued                 -               -
  Common stock, 7,787,036 and 7,725,814
    shares issued and outstanding,
    respectively                              78             77
  Additional paid-in capital              29,388         26,083
  Stock subscription receivable           (1,421)            -
  Cumulative translation adjustment         (714)            -
  Retained earnings                       19,520         14,037
  Stockholders' equity                    46,851         40,197
    Total liabilities and stockholders'
    equity                            $  137,936      $ 101,264


The accompanying notes are an integral part of these consolidated statements.

      Rawlings Sporting Goods Company, Inc. and Subsidiaries

               Consolidated Statements of Cash Flow
                      (Amounts in thousands)
                           (Unaudited)

                                         Nine Months Ended
                                                May 31,
                                          1998         1997

Cash flows from operating activities:
  Net income                            $  5,483   $  6,185
  Adjustments to reconcile net income
  to net cash used in operating
  activities:
    Depreciation and amortization          1,216        912
    Deferred income taxes                  2,811      3,487
  Changes in operating assets and
    liabilities:
    Accounts receivable, net              (9,356)    (5,437)
    Inventories                          (10,870)     1,083
    Prepaid expenses                          (8)     1,040
    Other assets                            (113)       (18)
    Accounts payable                       1,104     (2,608)
    Accrued liabilities and other           (954)     1,024
Net cash (used in) provided by operating
activities                               (10,687)     5,668
Cash flows from investing activities:
  Capital expenditures                    (2,523)    (1,741)
  Acquisition of business                (14,098)       -
Net cash used in investing activities    (16,621)    (1,741)
Cash flows from financing activities:
  Net borrowings (repayments) of
     long-term debt                       26,601     (3,700)
  Issuance of warrants                     1,271        -
  Issuance of common stock                   614        200
Net cash provided by (used in)
 financing activities                     28,486     (3,500)
Net increase in cash and cash
 equivalents                               1,178        427
Cash and cash equivalents,
 beginning of period                         732        789
Cash and cash equivalents,
  end of period                          $  1,910   $ 1,216

The accompanying notes are an integral part of these consolidated statements.

     Rawlings Sporting Goods Company, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to interim financial information and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report for the year ended August 31, 1997. In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair presentation of financial position and results of operations have been included therein. The results for the nine months ended May 31, 1998 are not necessarily indicative of the results that may be expected for a full fiscal year.


NOTE 2:   INVENTORIES

     Inventories consisted of the following (in thousands):

                          May 31,      August 31,
                           1998           1997

Raw materials          $  9,259        $ 5,571

Work in process           1,796          2,027

Finished goods           32,780         22,183
                       $ 43,835        $29,781

NOTE 3:     WARRANTS

In November 1997, the Company issued warrants to purchase 925,804 shares of common stock at $12.00 to Bull Run Corporation for $3.07 per warrant. The warrants expire in November 2001 and are exercisable only if the Company's common stock closes above $16.50 for twenty consecutive trading days. One half of the purchase price of the warrants was paid in cash with the other half payable with interest at 7% at the time of exercise or expiration of the warrants. The receivable for the unpaid portion of the warrants is classified as a stock subscription receivable in the accompanying balance sheet. These warrants are not considered common stock equivalents until the point in time that the warrants become exercisable.


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

NOTE 5:     LONG-TERM DEBT

In September 1997, the Company amended and restated the unsecured credit agreement with a bank group which, among other matters, increased the facility to $90,000 and extended the maturity date to September 2002. The amended and restated credit agreement, among other matters, requires the Company to meet certain financial covenants including a minimum fixed charge coverage, a required ratio of maximum total debt to total capitalization, a minimum net worth and restrictions on the Company's ability to pay cash dividends to 50% of the Company's net income for the preceding year. The available borrowings under the amended credit agreement decline $4,000, $5,000, $6,000 and $7,000 on September 1, 1998, 1999, 2000 and 2001, respectively. In June 1998, the Company amended the credit agreement to , among other matters, exclude the unusual charges from the minimum fixed charge covenant.

In October 1997, the Company entered into a two-year interest rate swap agreement with a commercial bank under which the Company receives a floating rate based on three month LIBOR through October 1999 on $30,000 and pays a fixed rate of 6.75% to 7.00%. The transaction effectively converts a portion of the Company's debt from a floating rate to a fixed rate.

NOTE 6:     UNUSUAL CHARGES

ENVIRONMENTAL

The Company has been conducting environmental investigation and remediation activities at its Dolgeville, New York facility (the "Site") with respect to the release of wood pitch into surrounding soil and surface water. In November 1997, the Company entered into a Voluntary Agreement with the New York State Department of Environmental Conservation (the "NYSDEC") to conduct certain environmental remediation activities related to the presence of wood pitch in the soils at the Site. The wood pitch was generated as a result of the operation, before Rawlings' ownership of the Site, of a retort facility by a third party unrelated to Rawlings. In December 1997, an environmental consulting firm retained by Rawlings initiated remediation activities under the oversight of the NYSDEC. In conducting the remediation activities under the Voluntary Agreement, it was discovered that the actual volume of wood pitch substantially exceeded the amount originally estimated by the environmental consulting firm. Some of the unanticipated, additional wood pitch has been remediated in accordance with the requirements of the Voluntary Agreement. The Company believes that a portion of the unanticipated, additional volume of wood pitch remaining at the Site may be outside the scope of the current Voluntary Agreement. Nevertheless, the Company expects to be required to address such additional wood pitch through an amendment to the Voluntary Agreement. In May 1998, the Company's environmental consultants completed an investigation of the amount of the additional wood pitch at the Site. Based upon the report received from the environmental consultants and the Company's historical experience with environmental matters at this Site, the Company has recorded a $975,000 charge to remediate the additional unanticipated wood pitch, which is reflected as unusual charges in the accompanying consolidated statement of income for the quarter ended May 31, 1998. The Company's reserve for remediation costs as of May 31, 1998 was approximately $1,169,000. In management's view, this amount is adequate to cover the expected remediation activities at the wood pitch Site.

In June 1998, the Company filed an action in the Northern District of New York against Trident Rowan Group, Inc. (Trident Rowan), which the Company believes is the successor to the entity which owned the wood pitch Site during the period in which the wood pitch contamination occurred. The Company believes that the case against Trident Rowan is strong and all or a portion of the clean up costs associated with the wood pitch at the Site may be recoverable. However, due to the uncertainty associated with this matter, no receivable associated with a potential recovery has been recorded at this time.

CHANGE IN CHIEF EXECUTIVE OFFICER

In October 1997, the Company recorded a $500,000 charge for severance and related benefits, legal costs and other costs associated with changes in the Chief Executive Officer's position. This charge has been included in unusual charges in the accompanying consolidated statement of income.


NOTE 7:   STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 128
          FOOTNOTE DISCLOSURE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, Earnings Per Share ("SFAS 128"), effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company adopted the provisions of SFAS 128 during the quarter ended February 28, 1998, and all prior period earnings per share data has been presented on this basis.


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
            OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

              QUARTER ENDED MAY 31, 1998 COMPARED
                WITH QUARTER ENDED MAY 31, 1997


Net revenues in the quarter ended May 31, 1998 were $46,204,000 or 15.9 percent higher than net revenues of $39,859,000 for the same quarter last year. Increased net revenues in baseball-related products, including the recently introduced radar speed-sensing baseballs and power forged aluminum bats, along with increased hockey and apparel net revenues were primarily responsible for the increase. Net revenues increased 10.4 percent excluding the impact of the acquisition of the Vic hockey business.

Gross margin in the quarter ended May 31, 1998 was 32.3 percent,
 .7 margin points higher than the comparable quarter last year. Gross margin increased from the comparable prior year quarter primarily as a result of sales of higher margin radar speed-sensing baseballs partially offset by lower licensing revenues.

Selling, general and administrative (SG&A) expenses in the quarter ended May 31, 1998 were $10,497,000 (22.7 percent of net revenues) compared to SG&A expenses of $8,462,000 (21.2 percent of net revenues) in the comparable prior year quarter. Higher royalties, commissions and advertising and promotional costs were primarily responsible for the increase. Increased royalties were primarily associated with the radar speed-sensing baseballs while the increase in commissions was the result of a shift in product mix and channels of distribution. The higher advertising and promotional costs were primarily associated with point of purchase and other promotions performed in conjunction with our retail partners. The SG&A expenses in the quarter ended May 31, 1998 included expenses related to the Vic hockey business acquired in September 1997.

Unusual charges in the quarter ended May 31, 1998 included a $975,000 environmental charge associated with additional remediation costs at the Company's Dolgeville, New York facility. During the quarter ended May 31, 1998, the Company's environmental engineers completed their analysis of the costs associated with additional contamination identified in conjunction with remediation work performed at the Site. The environmental charge represents management's best estimate of the remediation costs based upon the facts available at this time, including cost estimates provided by the Company's environmental consultants.

Interest expense for the quarter ended May 31, 1998 was $1,164,000 or 34.7 percent higher than interest expense of $864,000 in the comparable prior year quarter. Higher average borrowings as a result of the acquisition of the Vic hockey business and higher working capital levels were primarily responsible for the increase.


            NINE MONTHS ENDED MAY 31, 1998 COMPARED
            WITH THE NINE MONTHS ENDED MAY 31, 1997


Net revenues for the nine months ended May 31, 1998 were $140,129,000 or 15.8 percent higher than net revenues of $120,977,000 in the comparable nine month period last year. Higher net revenues in all major product categories other than licensing were responsible for the increase. The largest increases in net revenues occurred in baseball-related equipment, hockey-related equipment, basketball, football and volleyball equipment and apparel. Net revenues of baseball-related equipment increased as a result of increased sales of gloves and net revenues from new products including the radar speed-sensing baseballs and the power forged aluminum bats. Net revenues increased 11.3 percent excluding the impact of the acquisition of the Vic hockey business.

Gross margin for the nine months ended May 31, 1998 was 31.2 percent, .6 margin points lower than the comparable period last year. Lower licensing revenues, lower net revenues from higher margin memorabilia products, lower margins on baseball gloves and lower than average margins on hockey net revenues partially offset by above average margins on the radar speed-sensing baseballs were primarily responsible for the decrease.

SG&A expenses for the nine months ended May 31, 1998 were $30,091,000 or 16.4 percent higher than SG&A expenses of $25,862,000 in the comparable prior year period. SG&A expenses for the nine months ended May 31, 1998 also included expenses related to the Vic hockey business since its acquisition in September 1997. SG&A expenses were 21.5 percent of net revenues, up .1 point from the comparable prior year period.

Unusual charges of $1,475,000 in the nine months ended May 31, 1998 included a $975,000 environmental charge associated with additional remediation costs at the Company's Dolgeville, New
York facility and a $500,000 one time charge associated with changes in the Chief Executive Officer's position. This charge includes severance and related benefits, legal costs and other costs associated with changes in the Chief Executive Officer's position.

Interest expense for the nine months ended May 31, 1998 was $3,259,000 or 27.8 percent higher than interest expense of $2,550,000 in the comparable prior year period. Higher average borrowings as a result of the acquisition of the Vic hockey business and higher working capital levels were primarily responsible for the increase.

The Vic hockey business has been impacted by transition and integration issues in the United States and Europe related to the September 1997 acquisition. As a result, the Company will experience an operating loss related to hockey-related products in fiscal 1998. A substantial portion of these issues have been addressed and the Company believes that with the infrastructure now in place, combined with new products to be introduced in fiscal 1999, results in fiscal 1999 should improve.

Licensing revenues for fiscal 1998 are expected to be below prior year levels primarily as a result of lower licensing revenues from our athletic footwear licensee who is experiencing softness in the overall footwear category and declines related to our Japanese licensees which are the result of devaluation of the yen.


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

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased $23,561,000 for the nine months ended May 31, 1998 primarily the result of the seasonal increase in accounts receivable and inventories and the working capital acquired in connection with the Vic hockey acquisition. The inventory increase was also impacted by the addition of new products and anticipated future increased net revenues.

Cash flows used in operating activities for the nine months ended May 31, 1998 were $10,687,000, compared to $5,668,000 provided by operating activities in the comparable prior year period. The change is primarily the result of increases in inventories and accounts receivable partially offset by an increase in accounts payable. The increase in inventories is primarily the result of new or expanded product offerings, including radar speed-sensing baseballs, aluminum bats and apparel, and additional inventory purchased to support anticipated future revenue increases. The Company's new year 2000 compliant enterprise-wide information system, implemented at key locations in June 1998, is expected to provide management the tools necessary to improve inventory turns and cash flow in fiscal 1999 and beyond.

Capital expenditures were $2,523,000 for the nine months ended
May 31, 1998 compared to $1,741,000 in the comparable prior year period. The Company expects capital expenditures for fiscal 1998 to be approximately $3,500,000 to $4,000,000.

Investing activities included $14,098,000 use of cash related to the acquisition of the Vic hockey business.

The Company had net borrowings of $26,601,000 in the nine months ended May 31, 1998. This resulted from $14,098,000 of borrowings related to the acquisition of the Vic hockey business and borrowings for seasonal working capital offset by proceeds from the issuance of warrants and common stock of $1,885,000. Total debt as of May 31, 1998 was $59,274,000, $24,274,000 or 69.4 percent higher than total debt as of May 31, 1997. The increase is primarily the result of the Vic hockey acquisition and higher working capital levels.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
          RISK

       Not Applicable.


                            PART II.
                       OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

The Company has been conducting environmental investigation and remediation activities at its Dolgeville, New York facility (the "Site") with respect to the release of wood pitch into surrounding soil and surface water. In November 1997, the Company entered into a Voluntary Agreement with the New York
State Department of Environmental Conservation (the "NYSDEC") to conduct certain environmental remediation activities related to the presence of wood pitch in the soils at the Site. The wood pitch was generated as a result of the operation, before Rawlings' ownership of the Site, of a retort facility by a third party unrelated to Rawlings. In December 1997, an environmental consulting firm retained by Rawlings initiated remediation activities under the oversight of the NYSDEC. In conducting the remediation activities under the Voluntary Agreement, it was discovered that the actual volume of wood pitch substantially exceeded the amount originally estimated by the environmental consulting firm. Some of the unanticipated, additional wood pitch has been remediated in accordance with the requirements of the Voluntary Agreement. The Company believes that a portion of the unanticipated, additional volume of wood pitch remaining at the Site may be outside the scope of the current Voluntary
Agreement. Nevertheless, the Company expects to be required to address such additional wood pitch through an amendment to the Voluntary Agreement. In May 1998, the Company's environmental consultants completed an investigation of the amount of the additional wood pitch at the Site. Based upon the report received from the environmental consultants and the Company's historical experience with environmental matters at this Site, the Company has recorded a $975,000 charge to remediate the additional unanticipated wood pitch, which is reflected as unusual charges in the accompanying consolidated statement of income for the quarter ended May 31, 1998. The Company's reserve for remediation costs as of May 31, 1998 was approximately
$1,169,000. In management's view, this amount is adequate to cover the expected remediation activities at the wood pitch Site.

In June 1998, the Company filed an action in the Northern District of New York against Trident Rowan Group, Inc. (Trident Rowan), which the Company believes is the successor to the entity which owned the wood pitch Site during the period in which the wood pitch contamination occurred. The Company believes that the case against Trident Rowan is strong and all or a portion of the clean up costs associated with the wood pitch at the Site may be recoverable. However, due to the uncertainty associated with this matter, no receivable associated with a potential recovery has been recorded at this time.


ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

       None.

ITEM 3.     DEFAULTS ON SENIOR SECURITIES

       None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

ITEM 5.     OTHER INFORMATION

       None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits

            First Amendment to Amended and Restated Credit Agreement dated May 31, 1998 by and among Rawlings Sporting Goods Company, Inc., the First National Bank of Chicago, as agents and certain lenders named therein.

       (b)  Reports on Form 8-K

            None.

                            SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                      RAWLINGS SPORTING GOODS COMPANY, INC.



Date:  July 8, 1998        /s/ HOWARD B. KEENE
                      Howard B. Keene
                      Chief Executive Officer and President



Date:    July 8, 1998      /s/ PAUL E. MARTIN
                      Paul E. Martin
                      Chief Financial Officer
                      (Principal Accounting Officer)