Form 10-K
period 1998-08-31
RAWLINGS SPORTING GOODS CO INC
filed 1998-11-25
CIK 921915

FORM 10-K
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934
            For the fiscal year ended August 31, 1998.

                 Commission File Number:  0-24450

              RAWLINGS SPORTING GOODS COMPANY, INC.
      (Exact name of registrant as specified in its charter)

               Delaware                    43-1674348
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organization)       Identification No.)

1859 Intertech Drive, Fenton, Missouri              63026
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:(314) 349-3500

Securities registered pursuant to Section 12(b) of the Act:  None

   (Securities registered pursuant to Section 12(g) of the Act:
              Common Stock, par value $.01 per share
                         (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

     Yes   X      No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting Common Stock held by nonaffiliates of the registrant as of September 14, 1998 was $79,893,451.

     The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of September 17, 1998, was 7,794,483.

               DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's 1998 Annual Report are incorporated by reference into Item 1 of Part I and Items 5, 6, 7 and 8 of Part II of this report. Portions of the registrant's proxy statement for the annual meeting are incorporated by reference into Items 10, 11, 12 and 13 of Part III of this report.

                        TABLE OF CONTENTS


                                                            Page

PART I   . . . . . . . . . . . . . . . . . . . . . . . . . . . .1
     Item 1.   Business. . . . . . . . . . . . . . . . . . . . .1
     Item 2.   Properties  . . . . . . . . . . . . . . . . . . 14
     Item 3.   Legal Proceedings . . . . . . . . . . . . . . . 16
     Item 4.   Submission of Matters to a Vote of Security
               Holders . . . . . . . . . . . . . . . . . . . . 17

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . 17
     Item 5.   Market for Registrant's Common Equity and
               Related Stockholder Matters . . . . . . . . . . 17
     Item 6.   Selected Financial Data . . . . . . . . . . . . 18
     Item 7.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations . 18
     Item 8.   Financial Statements and Supplementary Data . . 18
     Item 9.   Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure. . . . .118

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . 19
     Item 10.  Directors and Executive officers of the
               Registrant. . . . . . . . . . . . . . . . . . . 19
     Item 11.  Executive Compensation  . . . . . . . . . . . . 19
     Item 12.  Security Ownership of Certain Beneficial
               Owners and Management . . . . . . . . . . . . . 19
     Item 13.  Certain Relationships and Related Transactions. 19

PART IV  . . . . . . . . . . . . . . . . . . . . . . . . . . . 20
     Item 14.  Exhibits, Financial Statement Schedules and
               Reports on Form 8-K . . . . . . . . . . . . . . 20

                                PART I

ITEM 1.   BUSINESS.

General

     Rawlings Sporting Goods Company, Inc., ("Rawlings" or the "Company") is a leading supplier of team sports equipment in North America and, through its licensee, of baseball equipment and uniforms in Japan. Under the Rawlings [Registered Trademark] brand name, the Company provides an extensive line of equipment and team uniforms for the sports of baseball, basketball and football. Under the Vic, McMartin, Rawlings and Victoriaville brand names, the Company provides an extensive line of equipment for hockey. The Company's products are sold through a variety of distribution channels, including mass merchandisers, sporting goods retailers and institutional sporting goods dealers. The Company has the exclusive right, for which it pays royalty fees, to use the logos of certain sports organizations and events on selected products, including the logos of the National and American Leagues, All-Star Game and World Series games for baseballs and the National Collegiate Athletic Association (the "NCAA") for the sports of basketball and football. In addition, Rawlings' products are endorsed by more than 43 college coaches, 25 sports organizations and numerous athletes, including approximately 165 Major League Baseball players. These persons or entities have entered into agreements with the Company under which they are paid or provided products for endorsing Rawlings' products or for permitting the Company to use their names or logos.

     Rawlings was founded in 1887 and since then, the Company has established a long-standing tradition of innovation in team sports equipment and uniforms, including the development and introduction of the first football shoulder pads in 1902, the original deep pocket baseball glove in 1920 and double knit nylon and cotton uniforms for Major League Baseball in 1970. More recently, the Company initiated sales of a new power forged aluminum bat and a speed-sensing baseball in fiscal 1998. Today, Rawlings manufactures and distributes a broad array of team sports equipment and products, including baseball gloves, baseballs, baseball bats, batter's helmets, catcher's and umpire's protective gear, basketballs, footballs, volleyballs, soccer balls, football shoulder pads and other protective gear, hockey sticks, hockey gloves, hockey protective and goalie gear, team uniforms and various team sports accessories. In addition, licensees of the Company sell numerous products including athletic shoes, retail active wear apparel, socks and golf equipment, using the Rawlings [Registered Trademark] brand name and logo.

     Since 1977, the Company has been the exclusive supplier of baseballs to the National and American Leagues, the All-Star Game and the World Series games, with agreements expiring in 2000. In 1996, Rawlings extended its exclusive rights to the All-Star Game and World Series games through 2000. As part of this extension, Rawlings has exclusive rights to the Divisional Playoffs and League Championship Series and nonexclusive rights to vinyl baseballs with Club logos and for the above outlined events. Since 1994, the Company has been the exclusive supplier of baseballs to each of the 18 Minor Leagues with the agreement expiring in 2000. The Company is the leading supplier of baseball gloves to Major and Minor League players.

     Since 1986, Rawlings has been the exclusive supplier of basketballs for the NCAA Men's and Women's Division I, II and III tournament championship games, including the Final Four with an agreement expiring in 2002. Since 1987, Rawlings has been the exclusive supplier of footballs for the NCAA Division IAA, II and III championship games with a contract expiring in 1999. In football, we are not continuing the NCAA endorsement but reinvesting funds previously spent on the NCAA to support other marketing programs and to enhance our on-field exposure including ongoing endorsements with pro quarterbacks Steve Young and Brett Favre.

     In September 1997, the Company acquired the net assets of the Victoriaville (Vic) hockey business which includes the Vic, Victoriaville and McMartin brands. The Vic hockey business has on ice exposure including sticks and protective gear with over 150 professional hockey players.

Products and Markets

     The following is a summary of net revenues by principal product line for the three fiscal years ended August 31, 1998:

              Net Revenues by Principal Product Line
                      (Amounts in millions)
                           (Unaudited)

                                     Years Ended August 31,
                                   1998      1997      1996
Equipment:
     Baseball                      $94.0     $86.3     $93.8
     Basketball, football           34.4      29.7      25.3
          and volleyball
     Hockey                          8.6       0.7       0.9
Apparel                             20.7      16.9      14.7
Licensing                            5.9       6.5       6.9
Miscellaneous                        7.0       7.5       8.1
      Net revenues                $170.6    $147.6    $149.7

     The following is a summary of net revenues by geographic area for the three fiscal years ended August 31, 1998:

                 Net Revenues by Geographic Area
                      (Amounts in millions)
                           (Unaudited)

                                   Years Ended August 31,
                                    1998      1997      1996

     Domestic                      $155.1    $137.5    $139.2

     Foreign                         15.5      10.1      10.5

       Net revenues                $170.6    $147.6    $149.7


Equipment

     Baseball. The Company is a leading supplier of baseball equipment in North America and, through its licensee, in Japan. The Company's products in this area include baseball gloves, baseballs, softballs, batter's helmets, catcher's and umpire's protective equipment, aluminum and wood baseball bats, batter's gloves and miscellaneous accessories.

     Rawlings believes it is the leading supplier and offers the broadest selection of baseball gloves in North America. The Company offers more than 150 styles, which are often customized to meet customer preferences. Its gloves range in retail price from $5.99 for beginners to more than $169.99 for the Heart of the Hide [Registered Trademark] series, which are used by more than half of the Major League Baseball players. Rawlings developed the original deep pocket glove in 1920. The Company designed this glove in consultation with Bill Doak, a spitball throwing southpaw with the St. Louis Cardinals, establishing the Company's tradition of developing innovative products in consultation with players and coaches. Rawlings has continued to be a leader in baseball glove design and innovation and has patented a number of designs, including the Trap-Eze [Registered Trademark] pocket design featuring a modified web giving the appearance of a six-finger glove, the Fastback [Registered Trademark] closed back design, the Basket-Web [Registered Trademark] pocket design which features interwoven strips forming a natural break on the back to assist in closing the glove and the Pad Lock design which uses an adjustable inner cushion pad and velcro wrist strap to stabilize the hand inside the glove.

     Rawlings believes it is the leading supplier of baseballs in North America. It offers 14 types of baseballs, which differ by their design and the materials used in their construction, including different types of centers, winding materials and covers which can be made of rubber, vinyl or different qualities of leather. Rawlings' baseballs range from lower-priced rubber balls to the professional baseballs that are sold to National and American League teams. Rawlings' baseballs are systematically weighed, measured, tested and inspected to ensure that they meet
Rawlings' quality standards.  The National League, American
League, All-Star and World Series baseballs are covered with alum-tanned leather produced at Rawlings' leather tannery in Tullahoma, Tennessee and hand-sewn at Rawlings' manufacturing facility in Turrialba, Costa Rica. The Company manufactures its professional baseballs in strict accordance with the rigorous specifications established by Major League Baseball to ensure comparability of players' statistics over time.

     Since 1977, Rawlings has sold the official baseballs used in all National and American League games and has furnished the official baseballs for the All-Star Game and the World Series games on an exclusive basis. As the official baseball of the Major Leagues, Rawlings' baseballs are purchased by consumers in the collectors' and memorabilia market. The value of an autographed baseball is enhanced if it is an official National or American League baseball. Rawlings also has nonexclusive rights to vinyl baseballs with Club logos. Effective in 1994, Rawlings received the exclusive right to sell the official baseball to all of the Minor League teams. Rawlings also sells an official baseball, in certain cases on an exclusive basis, to a number of leagues including the National Junior College Athletic Association, the National Association of Intercollegiate Athletics, the Men's Senior Baseball League, Little League Baseball and a number of international baseball organizations.

     In 1998, the Company introduced a speed-sensing baseball
(the radar ball) with baseballs that measure speed from the Major
League and Little League distances of 60 feet 6 inches and 46 feet, respectively. The radar ball was named New Product of the Year by the Sporting Goods Manufacturers Association.

     Rawlings believes that it is the leading supplier of baseball protective equipment in North America. In 1998, the Company introduced the Lobster leg guards, which provide greater flexibility in movement for catchers using this product. In 1996, the Company introduced the pony tail batter's helmet for women. In 1995, the Company introduced a one size fits all batter's helmet that received the award for most innovative product design at the 1995 National Sporting Goods Association trade show.

     Rawlings believes that it is the second leading supplier of wood baseball bats sold in North America. The Company sells bats to a number of Major League and Minor League teams including substantially all of the wood baseball bats used by Mark McGwire. The Rawlings' line of wood bats is manufactured at its Dolgeville, New York facility under the Rawlings [Registered Trademark] and Adirondack [Registered Trademark] names. The Company also maintains a line of aluminum baseball and softball bats that use an innovative technology which was introduced in fiscal 1998. In fiscal 1998, we recorded a charge to account for a discontinued line: 2 3/4 inch adult aluminum baseball bats, which we stopped selling in order to support the NCAA's new rules, restricting the diameter of the bat barrel.

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

     Rawlings sells 22 different types of footballs, including full-grain and split leather, vinyl and rubber for both the youth and adult markets. In addition, the Company sells professional and college football shoulder pads, other protective gear (other than football helmets) and accessories. Since 1987, Rawlings has been the exclusive supplier of footballs to the NCAA Division IAA, II and III championship games. The football contract with the NCAA expires in 1999. Rawlings also supplies the official football to the National Association of Intercollegiate Athletics. See page two for discussion of the nonrenewal of the NCAA football contract.

Hockey

     In September 1997, the Company acquired the net assets of the Vic hockey business which includes the Vic, Victoriaville and McMartin brands. Vic's major products include hockey sticks, hockey protective equipment and goalie protective equipment. The Company is planning the introduction of a hockey helmet during fiscal 1999. The acquisition of the Vic hockey business has significantly increased the size of the Company's hockey business.

Apparel

     Rawlings has been selling team uniforms for approximately 100 years. Several Major League Baseball teams and players purchase their uniforms from the Company. Apparel comprised 12.2% of the net revenues of the Company in the year ended August 31, 1998. The Company believes it has growth opportunities related to apparel. The Company plans to increase sales to institutional customers, particularly high school, collegiate and amateur sports organizations. Through the reorganization of its manufacturing capabilities underway at its apparel facility in Licking, Missouri and the relocation of production of certain stock products to Costa Rica, the Company hopes to improve its service and delivery, while reducing costs. In 1997, the Company completed a 21,000 square foot expansion of its Costa Rica facility in order to expand its stock clothing capacity. This expansion is expected to result in further cost reduction and margin improvement in stock apparel.

Licensing

     In the year ended August 31, 1998, the Company generated $5.9 million of licensing revenues on approximately $140 million of sales made by third parties in Japan and the United States of products on which the Rawlings [Registered Trademark] brand name appeared under licensing agreements with the Company. Rawlings has licensed the use of its brand name since the mid-1970s when it licensed a Japanese company to use the Rawlings [Registered Trademark] brand name on clothing sold in Japan. Since then, Rawlings has licensed its name to ASICS Corporation, a leading Japanese sporting goods company, for use on all types of baseball equipment, team uniforms and practice clothing sold in Japan.
The Company also licenses to another Japanese company the use of the Rawlings [Registered Trademark] brand name on retail active wear sold in Japan.

     In the United States, Rawlings currently has licensing agreements with 13 companies which are using the Rawlings [Registered Trademark] brand name on various products including sportswear, shoes, golf clubs and accessories, sports bags, socks and infant and toddler games. The Company retains the right under its licensing agreements to sample and inspect all licensed products to ensure that products bearing the Rawlings [Registered Trademark] brand name meet the Company's quality standards. The Company intends to continue to license the Rawlings [Registered Trademark] brand name to strategically extend the name to other related quality products and to new geographic areas. The Company believes that such strategic licensing will enhance the Company's image, consumer recognition and sales of all of its products.

Miscellaneous

     Rawlings derives other net revenues from its three outlet stores and from its leather tanning facility. The outlet stores sell seconds, irregular quality and discontinued items. Approximately 60% of the items sold at the Company's outlet stores are Rawlings' products and the balance are sports-related products purchased from third parties. Approximately 40% of the leather tanned at Rawlings' tanning facility is sold to third parties for use in a variety of products.

Foreign

     The Company's foreign net revenues constituted approximately 9.1% of its total net revenues in the year ended August 31, 1998. Rawlings currently distributes its products in more than 39 countries primarily through independent distributors. Of the Company's foreign net revenues in the year ended August 31, 1998, approximately $9.7 million came from direct sales in Canada.

     The Company works closely with foreign sports organizations to build participation levels in American team sports outside of the U.S. The Company supplies baseball, basketball and football equipment and team uniforms to international sports organizations, and to leagues in a number of foreign countries including those where Rawlings supplies baseballs (Argentina, Australia, Spain and Puerto Rico), basketballs (Czech Republic, Germany, Italy and Puerto Rico). Rawlings also assists sports federations outside the U.S. by advising them on growth strategies and, in certain instances, participating on the boards of such federations. Due to the growing international popularity of American team sports, the Company believes that opportunities exist to increase its foreign net revenues.

Sales, Marketing and Distribution

     Rawlings' products are sold worldwide. In the United States, Rawlings sells directly to approximately 4,400 customers including local sporting goods stores, institutional dealers (entities that service the sports equipment needs of high school, collegiate and amateur sports organizations), regional sporting goods chains (such as Dick's and Modell's), national sporting goods chains (such as Champs), sporting goods megastores (such as Sports Authority and Jumbo Sports) and mass merchandisers (such as Wal-Mart and K-Mart). In recent years, sales to sporting goods megastores and mass merchandisers have accounted for an increasing amount of the net revenues of Rawlings. Sales to the ten largest customers of Rawlings constituted approximately 32% of the total net revenues of Rawlings in the year ended August 31, 1998 including one customer (Wal-Mart) which accounted for approximately 12% of 1998 net revenues.

     The Company has 43 direct sales employees and 8 manufacturers' representatives who sell its products in the United States. The Company has two separate sales forces, one to serve national accounts and one to service institutional dealers and local sporting goods stores. Sales in Canada are handled by 24 manufacturers' representatives. In addition, three employees service professional and college teams, coaches and athletes.
The Company primarily utilizes distributors to sell products overseas, except in Japan, which is covered by licensing agreements. Rawlings' products are distributed from its warehouses in Springfield, Licking and Ava, Missouri; Dolgeville, New York; Daveluyville, Quebec, Canada; and public warehouses in Southern California and Ontario, Canada.

     The Company utilizes a variety of promotional techniques to build brand awareness. Since 1958, Rawlings has annually presented the Rawlings Gold Glove Award [Registered Trademark] to the best fielder at each position in each of the National and American Leagues. The Rawlings Gold Glove Award [Registered
Trademark] is the most prestigious award a baseball player can receive for his fielding abilities. In addition, Rawlings promotes its products through the Rawlings Sports Caravan and Rawlings Dugout. The Rawlings Sports Caravan is comprised of a tandem tractor trailer containing exhibits on the evolution of baseball, basketball and football equipment and uniforms, and a workshop in which demonstrations on the manufacture and repair of baseball gloves, balls and bats are performed. The Rawlings
Sports Caravan is available to the Company's retail customers for promotional activities such as new store openings. In addition, the Caravan appears at sports events such as spring training, opening day games, the All-Star Game, the World Series games and the Baseball Hall of Fame induction ceremony. The Rawlings
Dugout, added in 1998, is a trailer replica of a dugout that is pulled by a Hummer. The replica dugout is an interactive display which travels across the country to make special appearances at softball tournaments, youth league ballparks and similar venues. The Company also promotes its products through product endorsements by numerous professional athletes, coaches and sports organizations. The Company makes available to retailers various co-op advertising programs and participates in selected joint marketing and advertising programs.

     In November 1997 the Company entered into a five-year strategic marketing alliance with Host Communication, Inc. (HCI), a sports marketing company. Under this agreement, Rawlings and HCI will jointly market and sell Rawlings' products primarily through corporate promotions and grassroots events.

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

     In addition, the Company's baseball products are endorsed by numerous athletes, including approximately 165 Major League Baseball players such as Ken Griffey Jr., Randy Johnson, Mark McGwire, Cal Ripken Jr. and Sammy Sosa. The Company's basketball products carry endorsements from approximately 43 college coaches including basketball's Denny Crum, Lute Olson, Nolan Richardson and Marian Washington. The Company's football products are endorsed by Brett Favre of the Green Bay Packers and Steve Young of the San Francisco 49ers. The products related to the Vic hockey business are endorsed by over 150 professional hockey players such as Zigmund Palffy, Jeff Hackett and Rod Brind'amour.

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

     The licensing agreements with Major League Baseball Promotional Corporation and the 18 Minor Leagues, under which Rawlings is licensed to produce the baseballs used in the All-Star, World Series, Divisional Playoffs and League
Championship Series games, the official baseballs for the Minor League games and the NCAA basketball and football contracts, provide that the agreements will be subject to termination upon a change of control of Rawlings, as defined in the agreements, unless the change of control is approved by the Major League Baseball Promotional Corporation, the Minor Leagues or the NCAA.

Manufacturing, Product Procurement and Raw Materials

     Products manufactured in Rawlings' eight plants constituted approximately 32% of its net revenues in the year ended August 31, 1998 and the balance was derived from the sale of products manufactured by third parties in Asia and Latin America and from licensing fees. The third party sourced products are manufactured according to the Company's specifications by third-party manufacturers located outside the United States, including the Philippines, China, Thailand, Taiwan, Korea, Indonesia, Mexico and Guatemala. Each of five suppliers, Trion Corporation, Cortina International, Inc., Samyang Tongsang Company Limited, Topball Trading Co., Ltd. and Tayang Sporting Goods Co., Ltd., account for more than 10% of the Company's raw material and finished goods purchases. The Company does not maintain formal supply contracts with these suppliers. The Company seeks to establish and build close working relationships with its third-party manufacturers that emphasize service, quality, reliability, loyalty and commitment. The Company continually monitors its sourced products to ensure they meet the Company's quality standards. The Company's arrangements with its non U.S. suppliers are subject to the risks of doing business abroad. The Company believes that the loss of any one or more of its non U.S. manufacturers would not have a material adverse effect on the Company's business and results of operations because other manufacturers are available to fulfill the Company's requirements.

     Rawlings operates eight manufacturing facilities in the United States, Canada and Costa Rica where it makes baseballs, apparel, baseball gloves, footballs, injection molded accessories, tanned leather, wood baseball bats, hockey sticks, gloves and pants. In 1994 the Company began relocating production of stock apparel to its Costa Rica factory to reduce operating costs. In 1997, the Company completed an expansion of capacity of its Costa Rica facility for additional stock apparel manufacturing. The increased off-shore production will help the Company reduce costs over the next few years in the apparel product category.

     Rawlings obtains its raw materials from various sources which it considers to be adequate for fulfilling its requirements. To assure access to the highest quality leather for its baseballs, the Company acquired its Tennessee leather tanning facility in 1985. The Company depends upon a limited number of vendors for leather for its Heart of the Hide [Registered Trademark] baseball gloves and full-grain footballs. If any of these sources of raw materials were unavailable to the Company, the Company's operations could be adversely affected until alternative sources were found in the necessary quantities.

Trademarks and Patents

     The Rawlings [Registered Trademark] brand name and logo and the red "R" [Registered Trademark] logo as well as a number of product trademarks, including Finest in the Field [Registered Trademark], Rawlings Gold Glove Award [Registered Trademark] and The Mark of a Pro [Registered Trademark], are protected trademarks in various countries. As of August 31, 1998, Rawlings held 34 U.S. and 6 non U.S. patents, and had 5 U.S. patent applications and 3 non U.S. patent applications pending.
Although Rawlings believes that collectively its patents are important to its business, the loss of any one patent would not have a material adverse effect on the Company's business and results of operations.

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

Seasonality

     Information on seasonality is incorporated by reference from the Management Discussion and Analysis Section on pages 18 and 19 of the Company's 1998 Annual Report to Stockholders.

Employees

     As of August 31, 1998, Rawlings employed approximately 1,537 people on a full-time basis, of whom 721 were based in the United States; 123 in Canada and 693 were based in Costa Rica. Of the total number of employees, approximately 1,350 were engaged in manufacturing, 136 were engaged in marketing and sales and 51 were engaged in administration. Approximately 364 of Rawlings' domestic employees are represented by the Amalgamated Clothing & Textile Workers Union AFL-CIO-CLC or the Local 682 of the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America, under collective bargaining agreements which expire in November 1999 and February 2000, respectively. Rawlings believes that relations with its employees are good and that the collective bargaining agreements will be extended without material changes from the current contract.

YEAR 2000 ISSUES

     The Company has initiated a comprehensive program to replace its computer systems and applications with a Year 2000 compliant enterprise-wide system. The assessment phase of the Company's system migrations is complete and the systems testing and implementation stages are in progress. To date, a majority of the Company's locations and processes have been successfully migrated to the new system with completion expected by June 1999. The Company has incurred capital expenditures, including hardware, software, outside consultants and other expenses, of approximately $2.5 million on its new enterprise-wide system and expects that full implementation of the system will require an additional $500,000 over the next year. In addition, the Company incurred approximately $300,000 in software selection and training costs that were expensed during fiscal 1998 and fiscal 1997.

     The Company has formally communicated with its major vendors and suppliers to determine the extent to which the Company may be vulnerable to those third parties' failure to remediate their own Year 2000 issues. The first phase, which included sending Year 2000 surveys and questionnaires to customers and vendors is complete and the response evaluation phase is currently in progress. The Company has not had sufficient response from vendors to provide an estimate of the potential impact of non-compliance on the part of such vendors. Management is currently developing contingency plans which include, but are not limited to, evaluating alternative vendors who are Year 2000 compliant and evaluating inventory management plans. It is too early to determine to what extent, if any, these contingency plans will have to be implemented. Although the Company expects to be Year 2000 compliant by mid-1999 and does not expect to be materially impacted by the external environment, such future events cannot be known with certainty. Furthermore, the Company's estimates of future migration costs and completion dates are based on presently available information and will be updated, as additional information becomes available.

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

     Dependence on Baseball. Sales of baseball-related products constituted approximately 55% of the total net revenues of Rawlings in the year ended August 31, 1998. Adverse publicity or news coverage regarding professional or amateur baseball, strikes or other stoppages in play by athletes or umpires could create fan disaffection that could have a material adverse effect on the Company's sales. Similarly, poor weather conditions during the baseball season could have a material adverse effect on the Company's sales.

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

     Seasonality. Customers generally place orders with the Company for baseball-related products beginning in August for shipment beginning in November (pre-season orders). Because the Company's sales of baseball-related products exceed those of its other products, Rawlings' business is seasonal, with its highest net revenues and profitability recognized between November 1 and March 31, which may shift in the future due to the trends discussed in "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Seasonality."

     Reliance on Certain Customers. Sales to the ten largest customers of Rawlings constituted approximately 32% of the total net revenues of Rawlings in the year ended August 31, 1998, including one customer, Wal-Mart, which accounted for approximately 12% of 1998 net revenues. Although the Company has long-established relationships with many of its customers, the Company does not have long-term supply contracts with them. A decrease in business from any of its major customers could have a material adverse effect on the Company's results of operations and financial condition.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

     NAME                AGE            POSITION
Stephen M. O'Hara        43        Chairman of the Board and
                                   Chief Executive Officer
Howard B. Keene          56        President and Chief Operating
                                   Officer
Paul E. Martin           38        Chief Financial Officer
Stan W. Morrison         47        Vice President, Sales and
                                   Marketing
Ted C. Sizemore          53        Vice President, Baseball
                                   Development and International
                                   Sales
J. Michael Thompson      41        Vice President, Sales
Jonathan C. Hodgins      34        President, Hockey Division

     Stephen M. O'Hara has served as Chairman of the Board and Chief Executive Officer since November 1998. From November 1994 until August 1998, Mr. O'Hara served as President of Specialty Catalog Corporation (SC), a public company, which is a direct marketer of wigs and hairpieces with $42 million in net revenues. From November 1991 through November 1994, Mr. O'Hara was President of SC's largest subsidiary, Wigs by Paula, Inc., including the period of time when SC and its subsidiaries were in Chapter 11. Prior to 1991, Mr. O'Hara held various marketing positions at consumer product companies including Procter & Gamble, Kraft General Foods and CML Group. Mr. O'Hara has a MBA degree from the Harvard Graduate School of Business and an AB degree from Harvard College.

     Howard B. Keene has served as President since October 1997.
From October 1997 to October 1998, Mr. Keene served as interim
Chief Executive Officer and President.  From April 1995 to
October 1997 Mr. Keene served as Chief Operating Officer.  From
November 1992 to March 1995, Mr. Keene served as Vice President,
Foreign Activity and Procurement of Rawlings. From February 1990 to November 1992, Mr. Keene served as International Purchasing
Consultant for all divisions of Figgie International, Inc. He was President of Rawlings from 1987 to February 1990. From 1973 to 1987, Mr. Keene held various positions at Rawlings, primarily in product procurement.

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

     Stan W. Morrison has served as Vice President, Sales and Marketing of Rawlings since September 1998. From April 1998 to September 1998, Mr. Morrison served as a consultant to a number of companies in the sporting goods industry. From 1993 to 1998, Mr. Morrison served as President of Legends Athletic, a $22 million sports apparel company. From 1985 to 1993, Mr. Morrison served as Senior Vice President of Sales and Marketing for Swingster, a $180 million sports apparel company.

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

     Jonathan C. Hodgins has served as President, Hockey Division since September 1997. From September 1996 until joining the Company, Mr. Hodgins served as President and Chief Executive Officer of USA Skate, Inc., the previous owner of the hockey business. From 1990 to 1996 Mr. Hodgins was employed by CCM/Sports Maska, Inc. in various management and executive capacities. From 1986 to 1990 Mr. Hodgins was employed by Canstar Sports Group in product management.

ITEM 2.   PROPERTIES 2.  Properties.

     The following table sets forth certain information as of August 31, 1998 relating to Rawlings' principal properties:

                                   Approximate         Owned or
Location       Purpose/Products    Size (sq. ft.)      Leased

Ava, Missouri  Manufacturing of         90,000         Leased
(two adjoining baseball gloves,         60,000         Leased
facilities)    batter's helmets,
               footballs and
               injection molded
               accessories

Daveluyville,  Manufacturing of         74,000         Owned
Quebec         hockey sticks
Canada

Dolgeville,    Manufacturing of wood    80,500         Owned
New York       baseball bats
(three
properties)

Fenton,        Corporate headquarters   25,000         Leased
Missouri

Licking,
Missouri       Manufacturing of         55,400         Owned
(two           apparel                  55,000         Leased
facilities)

London,        Manufacturing of         5,000          Leased
Ontario        goaltending equipment
Canada

Montreal,      Manufacturing of         9,600          Leased
Quebec         hockey protective
Canada

Springfield,   Warehouse/               83,500         Owned
Missouri       distribution center

Tullahoma,     Leather tanning          69,000         Owned
Tennessee

Turrialba,     Manufacturing of         54,000         Owned
Costa Rica     baseballs and apparel

     In addition, Rawlings leases approximately 5,600 square feet of office space in Fenton, Missouri for research and development activities and an average of 5,000 square feet for each of its three outlet stores. Rawlings also leases space for six regional sales offices.

     The Company believes that its facilities are suitable for their present and intended purposes and adequate for the Company's current and expected levels of operations.

ITEM 3.   LEGAL PROCEEDINGS.

Environmental Matters

     Like similar manufacturing companies, the Company is subject to various federal, state and local environmental laws, including those relating to air emissions, water discharges, and the storage, handling, disposal and remediation of petroleum and hazardous substances. The Company is not currently identified as a potentially responsible party under the federal Superfund law or comparable state laws at any of its properties or in connection with its shipments of waste from any of its facilities to off-site disposal locations.

     The Company has been conducting environmental investigation and remediation activities at its Dolgeville, New York facility (the "Site") with respect to the release of wood pitch into surrounding soil and surface water. In November 1997, the Company entered into a Voluntary Agreement with the New York State Department of Environmental Conservation (the "NYSDEC") to conduct certain environmental remediation activities related to the presence of wood pitch in the soils at the Site. The wood pitch was generated as a result of the operation, before Rawlings' ownership of the Site, of a retort facility by a third party unrelated to Rawlings. In December 1997, an environmental consulting firm retained by Rawlings initiated remediation activities under the oversight of the NYSDEC. In conducting the remediation activities under the Voluntary Agreement, it was discovered that the actual volume of wood pitch substantially exceeded the amount originally estimated by the environmental consulting firm. Some of the unanticipated, additional wood pitch has been remediated in accordance with the requirements of the Voluntary Agreement. The Company believes that a portion of the unanticipated, additional volume of wood pitch remaining at the Site may be outside the scope of the current Voluntary Agreement. Nevertheless, the Company expects to be required to address such additional wood pitch through an amendment to the Voluntary Agreement. In May 1998, the Company's environmental consultants completed an investigation of the amount of the additional wood pitch at the Site. Based upon the report received from the environmental consultants and the Company's historical experience with environmental matters at this Site, the Company recorded a $975,000 charge in 1998 to remediate the additional unanticipated wood pitch, which is reflected in unusual charges in the accompanying consolidated statement of income for fiscal 1998. In the year ended December 31, 1993, the Company recorded a charge of $1,559,000, which included the estimated clean up costs at this site. The Company's reserve for remediation costs as of August 31, 1998 was $1,082,000. In management's view, this amount is adequate to cover the expected remediation activities at the wood pitch Site.

     In June 1998, the Company filed an action in the Northern District of New York against Trident Rowan Group, Inc. (Trident Rowan), which the Company believes is the successor to the entity which owned the wood pitch Site during the period in which the wood pitch contamination occurred. The Company believes that the case against Trident Rowan is strong and all or a portion of the clean up costs associated with the wood pitch at the Site may be recoverable. However, due to the uncertainty associated with this matter, no receivable associated with a potential recovery has been recorded at this time and there can be no assurance that any amount will be recovered.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the quarter ended August 31, 1998.


                            PART IIII

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

     The information regarding the market for the Company's common stock, quarterly market price ranges, dividends declared and shareholders of record is incorporated by reference from page
33 of the Company's 1998 Annual Report to Stockholders.

     In November 1997 the Company issued warrants to purchase 925,804 shares of common stock at $12.00 per share to Bull Run Corporation for $3.07 per warrant. The warrants expire in November 2001 and are exercisable only if the Company's common stock closes above $16.50 for twenty consecutive trading days.

     The information regarding dividend restrictions is incorporated by reference from page 30 of the Company's 1998
Annual Report to Stockholders.

ITEM 6.   SELECTED FINANCIAL DATA.

     The information required by Item 6 is incorporated by reference from the Selected Financial Data Section on page 16 of the Company's 1998 Annual Report to Stockholders.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

     The information required by Item 7 is incorporated by reference from the Management Discussion and Analysis Section on pages 17 to 21 of the Company's 1998 Annual Report to
Stockholders.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by Item 8 is incorporated by reference from the "Consolidated Statements of Income," "Consolidated Balance Sheets," "Consolidated Statements of Stockholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements" and "Report of Independent Public Accountants" on pages 22 to 32 of the Company's 1998 Annual Report to Stockholders.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information required by this Item is set forth under the caption "Certain Transactions" in the Company's proxy statement to be filed pursuant to Regulation 14A, and page 32 of the Company's 1998 Annual Report to Stockholders, which information is incorporated herein by reference.

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

          4.2 Amendment of Rights Agreement dated November 21, 1997 between the Company, Boatmen's Trust Company and ChaseMellon Shareholder Services, Inc., included as Exhibit 4.2 to the Company's Form 8-K dated November 21, 1997 is hereby incorporated herein by reference.

          4.3 Common Stock Purchase Warrant dated November 21, 1997 issued by the Company to Bull Run Corporation included as Exhibit 4.1 to the Company's Form 8-K dated November 21,1997 is hereby incorporated herein by reference.

          10.1 Amended and Restated Credit Agreement dated as of September 12, 1997 among the Company, The First National Bank of Chicago, as agent, and certain lenders named therein included as
                    Exhibit 99.1 to the Company's Form 8-K filed on October 21,1997 is hereby incorporated herein by reference.

          10.1.1 First Amendment to Amended and Restated Credit Agreement dated May 31, 1998 by and among Rawlings Sporting Goods Company, Inc., the First National Bank of Chicago, as agent, and certain lenders named therein included as
                    Exhibit 10 to the Company's Form 10-Q for the quarter ended May 31, 1998, is hereby incorporated herein by reference.

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

          l0.12 Registration Rights Agreement dated November 21, 1997 between the Company and Bull Run Corporation, included as Exhibit 99.3 to the Company's Form 8-K dated November 21,1997 is hereby incorporated herein by reference.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the Item
     14(c) of this report.

          13.  Annual Report to Stockholders for the Fiscal Year
               Ended August 31, 1998.

          21.  Subsidiaries of the Company.

          23.  Consent of Arthur Andersen LLP.

          27.  Financial Data Schedule.

     (b)  Reports on Form 8-K

          There were no reports filed on Form 8-K for the quarter ended August 31, 1998.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   RAWLINGS SPORTING GOODS
                                   COMPANY, INC.



Date:  November 19, 1998           By: /s/ Paul E. Martin
                                        Paul F. Martin
                                        Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the date indicated.

     SIGNATURE                     DATE

By:  /s/ Stephen M O'Hara              November 19, 1998
     Stephen M. O'Hara
     Chairman of the Board and Chief Executive Officer
     (Principal Executive Officer)

By:  /s/ Paul E. Martin                November 19, 1998
     Paul E. Martin
     Chief Financial Officer
     (Principal Financial Officer
     and Accounting Officer)

By:  /s/ Andrew N. Baur                November 19, 1998
     Andrew N. Baur
     Director

By:  /s/ Linda L. Griggs               November 19, 1998
     Linda L. Griggs
     Director

By:  /s/ Charles L. Jarvie             November 19, 1998
     Charles L. Jarvie
     Director

By:  /s/ Michael McDonnell             November 19, 1998
     Michael McDonnell
     Director

By:  /s/ Robert S. Prather Jr.         November 19, 1998
     Robert S. Prather Jr.
     Director

By:  /s/ Michael J. Roarty             November 19, 1998
     Michael J. Roarty
     Director

By:  /s/ William C. Robinson           November 19, 1998
     William C. Robinson
     Director