Form 10-Q
period 1998-11-30
RAWLINGS SPORTING GOODS CO INC
filed 1999-01-13
CIK 921915

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC  20549


                            FORM 10-Q




  X       Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

          For the quarterly period ended November 30, 1998


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

     Yes   X             No _______

     Number of shares outstanding of the issuer's Common Stock, par value $0.01 per share, as of December 22, 1998:  7,804,765 shares.

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

      Rawlings Sporting Goods Company, Inc. and Subsidiaries

                Consolidated Statements of Income
          (Amounts in thousands, except per share data)
                           (Unaudited)



                                               Three Months Ended
                                                  November 30,
                                                  1998      1997

Net revenues                                   $34,123  $32,103
Cost of goods sold                              22,710   22,739
  Gross profit                                  11,413    9,364
Selling, general and administrative expenses    10,681    9,004
Unusual charge                                    -         500
Operating income (loss)                            732     (140)
Interest expense, net                            1,047      880
Other expense, net                                  37       41
  Loss before income taxes                         352)  (1,061)
Benefit for income taxes                          (130)    (398)
  Net loss                                       $(222)   $(663)
Net loss per common share:
  Basic                                         $(0.03)  $(0.09)
  Diluted                                       $(0.03)  $(0.09)
Shares used in computing per share amounts:
  Basic                                          7,809    7,739
  Assumed exercise of stock options                 12       18
  Diluted                                        7,821    7,757





The accompanying notes are an integral part of these consolidated statements.

      Rawlings Sporting Goods Company, Inc. and Subsidiaries

                   Consolidated Balance Sheets
            (Amounts in thousands, except share data)
                           (Unaudited)



                                   November 30,        August 31,
                                     1998                1998
Assets
Current Assets:
  Cash and cash equivalents        $    686            $    862
  Accounts receivable, net of
     allowance of $2,191 and
     $2,043 respectively              43,416             40,352
  Inventories                         52,040             43,573
  Prepaid expenses                       786                673
  Deferred income taxes                4,946              4,946
    Total current assets             101,874             90,406
Property, plant and equipment, net    12,970             12,911
Other assets                             545                568
Deferred income taxes                 19,397             20,321
Goodwill, net                          8,272              8,326
  Total assets                      $143,058           $132,532

Liabilities and Stockholders'
Equity
Current liabilities:
  Current portion of long-term
     debt                          $      61           $     61
  Accounts payable                    10,271              9,047
  Accrued liabilities                 13,140             12,547
    Total current liabilities         23,472             21,655
Long-term debt, less current
     maturities                       67,282             57,048
Other long-term liabilities            8,061              9,577
    Total liabilities                 98,815             88,280
Stockholders' equity:
  Preferred stock, none issued            -                 -
  Common stock, 7,802,665 and
     7,794,483 shares issued
     and outstanding, respectively        78                 78
  Additional paid-in capital          29,562             29,479
  Stock subscription receivable       (1,421)            (1,421)
  Cumulative translation
     adjustment                       (1,451)            (1,581)
  Retained earnings                   17,475             17,697
  Stockholders' equity                44,243             44,252
    Total liabilities and
     stockholders' equity           $143,058           $132,532



The accompanying notes are an integral part of these consolidated balance sheets.

      Rawlings Sporting Goods Company, Inc. and Subsidiaries

               Consolidated Statements of Cash Flow
                      (Amounts in thousands)
                           (Unaudited)


                                               Three Months Ended
                                                  November 30,
                                                  1998      1997
Cash flows from operating activities:
  Net loss                                    $(222)    $  (663)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization               610         390
    Deferred income taxes                       924        (444)

  Changes in operating assets and
     liabilities:
    Accounts receivable, net                 (3,064)     (2,978)
    Inventories                              (8,467)     (9,876)
    Prepaid expenses                           (113)        (81)
    Other assets                                 (2)       (138)
    Accounts payable                          1,224       2,289
    Accrued liabilities and other              (800)     (1,218)
Net cash used in operating activities        (9,910)    (12,719)
Cash flows from investing activities:
  Capital expenditures                         (583)       (726)
  Acquisition of business                        -      (14,493)
Net cash used in investing activities          (583)    (15,219)
Cash flows from financing activities:
  Borrowings of long-term debt               16,534     67,330
  Repayments of long-term debt               (6,300)    (41,000)
  Issuance of common stock                       83         454
  Issuance of warrants                           -        1,271

Net cash provided by financing activities 10,317 28,055 Net (decrease) increase in cash and cash
  equivalents                                 (176)        117
Cash and cash equivalents,
     beginning of period.                      862         732
Cash and cash equivalents, end of period      $686        $849

The accompanying notes are an integral part of these consolidated statements.

      Rawlings Sporting Goods Company, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1:   Summary of Significant Accounting Policies.

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to interim financial information and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report for the year ended August 31, 1998. In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair presentation of financial position and results of operations have been included therein. The results for the three months ended November 30, 1998 are not necessarily indicative of the results that may be expected for a full fiscal year.


Note 2:   Inventories

     Inventories consisted of the following (in thousands):

                              November 30,        August 31,
                                 1998                1998

Raw materials                  $ 9,408             $ 9,552

Work in process                  1,438               2,497

Finished goods                  41,194              31,524
                               $52,040             $43,573

Note 3:   Reclassification

     Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.

Note 4:   Comprehensive Income

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and disclosure of comprehensive income and its components. Effective September 1, 1998, the Company adopted SFAS No. 130. For the three months ended November 30, 1998 and 1997, comprehensive income (loss) was ($92,000) and ($787,000), respectively.

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition


RESULTS OF OPERATIONS

             Quarter Ended November 30, 1998 Compared
               with Quarter Ended November 30, 1997

     Net revenues for the quarter ended November 30, 1998 were $34,123,000 or 6.3 percent higher than net revenues of $32,103,000 for the same quarter last year. Increased net revenues from wood baseball bats and apparel partially offset by lower basketball net revenues were primarily responsible for the increase. The increase in net revenues from wood baseball bats was primarily driven by memorabilia sales related to the 1998 home run chase and to a lesser extent renewed interest in wood baseball bats as the NCAA and other governing bodies evaluate bat specifications. The increase in apparel net revenues is primarily the result of increased special order volume and net revenues related to a new line of outerwear apparel introduced during the second quarter of fiscal 1998. The decrease in basketball net revenues is primarily related to decreased sales at several large mass merchandisers related to the NBA players' strike, lower premium revenues and the overall soft condition of the basketball category.

     The Company's gross profit was $11,413,000 or 21.9 percent above the gross profit of $9,364,000 for the comparable prior year period. The gross profit margin for the quarter was 33.4 percent, 4.2 margin points higher than the comparable prior year quarter. The gross margin improvement is primarily related to increased net revenues of higher margin memorabilia wood baseball bats and to a lesser extent continued improvement in the Company's apparel gross margins, due to improved production efficiencies. That improvement was partially offset by lower licensing revenues related to the Company's domestic footwear licensee.

     The Company is continuing to look for further production efficiencies in apparel and other categories and is currently evaluating its manufacturing and distribution infrastructure to determine what opportunities exist to improve customer service and reduce the Company's overall cost structure. The Company expects to complete these evaluations, including analysis of asset realizability, before the end of fiscal 1999.

     Selling, general and administrative (SG&A) expenses were $10,681,000 or 18.6 percent higher than SG&A expenses of $9,004,000 in the comparable prior year period. The increase is primarily related to increased selling expenses including salaries and wages, royalties, advertising and promotion costs and player endorsements. SG&A expenses were 31.3 percent of net revenues, up 3.3 points from the comparable prior year quarter.

     The comparable prior year period includes an unusual charge of $500,000 related to changes in the Chief Executive Officer's position. No unusual charges occurred in the quarter ended
November 30, 1998.

     Interest expense was $1,047,000, or 19.0 percent higher than interest expense of $880,000 in the comparable prior year period.
Higher average borrowings primarily related to higher inventory levels were primarily responsible for the increase.


Seasonality

     Net revenues of baseball equipment and team uniforms are highly seasonal. Customers generally place orders with the Company for baseball-related products beginning in August for shipment beginning in November (pre-season orders). These pre-season orders from customers generally represent approximately 50 percent to 65 percent of the customers' anticipated needs for the entire baseball season. The amount of these pre-season orders generally determines the Company's net revenues and profitability between November 1 and March 31. The Company then receives additional orders (fill-in orders) which depend upon customers' actual sales of products during the baseball season (sell-through). Fill-in orders are typically received by the Company between February and May. These orders generally represent approximately 35 percent to 50 percent of the Company's sales of baseball-related products during a particular season. Pre-season orders for certain baseball-related products from certain customers are not required to be paid until early spring. These extended terms increase the risk of collectibility of accounts receivable. An increasing number of customers are on automatic replenishment systems; therefore, more orders are received on a ship-at-once basis. This change has resulted in shipments to the customer closer to the time the products are actually sold. This trend has and may continue to have the effect of shifting the seasonality and quarterly results of the Company with higher inventory and debt levels required to meet orders for immediate delivery. The sell-through of baseball-related products also affects the amount of inventory held by customers at the end of the season which is carried over by the customer for sale in the next baseball season. Customers typically adjust their pre-season orders for the next baseball season to account for the level of inventory carried over from the preceding baseball season. Football equipment and team uniforms are both shipped by the Company and sold by retailers primarily in the period between March 1 and September 30. Hockey equipment and uniforms are shipped by the Company primarily in the period from May 1 to October 31. Basketballs and team uniforms generally are shipped and sold throughout the year. Because the Company's sales of baseball-related products exceed those of its other products, Rawlings' business is seasonal, with its highest net revenues and profitability recognized between November 1 and April 30.


Year 2000 Issues

     The Company has initiated a comprehensive program to replace its computer systems and applications with a Year 2000 compliant enterprise-wide system. The assessment phase of the Company's system migrations is complete and the systems testing and implementation stages are in progress. To date, a majority of the Company's locations and processes have been successfully migrated to the new system with completion expected by June 1999. The Company has incurred capital expenditures, including hardware, software, outside consultants and other expenses, of approximately $2.7 million on its new enterprise-wide system and expects that full implementation of the system will require an additional $300,000 over the next year. In addition, the Company incurred approximately $300,000 in software selection and training costs that were expensed during fiscal 1998 and fiscal 1997.

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


Liquidity and Capital Resources

     Working capital increased by $9,651,000 during the three months ended November 30, 1998, primarily as a result of the seasonal increase in accounts receivable and inventory. The current inventory levels maintained by the Company are higher than what management believes is optimal. Inventory reduction programs and improved inventory management practices are being initiated to reduce inventory levels and improve cash flow.

     Cash flows used in operating activities for the quarter ended November 30, 1998 were $9,910,000, or 22.1 percent lower than the $12,719,000 used in the comparable prior year period. The decrease is primarily the result of a smaller increase in inventory, a smaller net loss, higher depreciation and amortization and a larger increase in accrued liabilities.

     Capital expenditures were $583,000 for the quarter ended November 30, 1998 compared to $726,000 in the comparable prior year period. With the ongoing upgrade of the Company's computer system and other planned expenditures for improved production and distribution efficiencies the Company expects capital expenditures of $2,500,000 to $3,000,000 in fiscal 1999.

     The Company had net borrowings, primarily related to seasonal working capital needs, of $10,234,000 in the quarter ended November 30, 1998. This resulted in total debt as of November 30, 1998 of $67,343,000, or 14.1 percent higher than the total debt as of November 30, 1997. The increase in total debt is primarily the result of higher inventory levels.


Cautionary Factors That May Affect Future Results or the
Financial Condition of the Business.

     Except for the historical information contained herein, the matters outlined in the management's discussion and analysis are forward looking statements that involve risks and uncertainties, including quarterly fluctuations in results, ongoing customer changes in buying patterns, retail sell rates for the Company's products, demand and performance of the Company's new products, which may result in more or less orders than those anticipated and the impact of competitive products and pricing. In addition, other risks and uncertainties are detailed from time to time in the Company's SEC reports, including the report on Form 10-K for the year ended August 31, 1998.


Item 3.   Quantitative and Qualitative Disclosure about Market
Risk

     The Company has no material sensitivity to changes in foreign currency exchange rates on its net exposed derivative financial instrument position.

                             Part II.
                        OTHER INFORMATION


Item 1.   Legal Proceedings

          None.

Item 2    Changes in Securities and Use of Proceeds

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



                         RAWLINGS SPORTING GOODS COMPANY, INC.



Date:  January 12, 1999       /s/ STEPHEN M. O'HARA
                              Stephen M. O'Hara
                              Chairman of the Board and
                              Chief Executive Officer



Date:  January 12, 1999       /s/ PAUL E. MARTIN
                              Paul E. Martin
                              Chief Financial Officer
                              (Principal Accounting Officer)