Form 10-Q
period 1999-02-28
RAWLINGS SPORTING GOODS CO INC
filed 1999-04-14
CIK 921915

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC  20549


                            FORM 10-Q


  X       Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

         For the quarterly period ended February 28, 1999


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

          Yes   X             No

     Number of shares outstanding of the issuer's Common Stock, par value $0.01 per share, as of March 31, 1999:  7,851,570
shares.

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

      Rawlings Sporting Goods Company, Inc. and Subsidiaries

                Consolidated Statements of Income
          (Amounts in thousands, except per share data)
                           (Unaudited)

                             Quarter Ended          Six Months Ended
                              February 28,            February 28,
                           1999      1998      1999      1998

Net revenues             $57,408    $61,822  $91,531   $93,925
Cost of goods sold        39,079     42,404   61,789    65,143
  Gross profit            18,329     19,418   29,742    28,782
Selling, general and
administrative expenses   12,285     10,590   22,966    19,594
Unusual charge                -         -         -        500
  Operating income         6,044      8,828    6,776     8,688
Interest expense, net      1,186      1,215    2,233     2,095
Other expense, net            30         30       67        71
  Income before income
    taxes                  4,828      7,583    4,476     6,522
Provision for income taxes 1,786      2,844    1,656     2,446
  Net income             $ 3,042    $ 4,739  $ 2,820   $ 4,076

Net income per common share:
  Basic                    $0.39      $0.61    $0.36    $0.53
  Diluted                  $0.39      $0.61    $0.36    $0.52

Shares used in computing per
share amounts:
  Basic                    7,834      7,783    7,823     7,759
  Assumed exercise of stock
  options                     29         28       19        24
  Diluted                  7,863      7,811    7,842     7,783

The accompanying notes are an integral part of these consolidated statements.

      Rawlings Sporting Goods Company, Inc. and Subsidiaries

                   Consolidated Balance Sheets
            (Amounts in thousands, except share data)
                           (Unaudited)

                                        February 28,   August 31,
                                           1999           1998
Assets
Current Assets:
  Cash and cash equivalents             $  1,563       $    862
  Accounts receivable, net of allowance
    of $2,365 and $2,043 respectively     63,621         40,352
  Inventories                             52,045         43,573
  Prepaid expenses                           879            673
  Deferred income taxes                    4,946          4,946
    Total current assets                 123,054         90,406
Property, plant and equipment, net        12,989         12,911
Other assets                                 536            568
Deferred income taxes                     17,691         20,321
Goodwill, net                              8,219          8,326
    Total assets                        $162,489       $132,532
Liabilities and Stockholders' Equity
Current liabilities:
  Current portion of long-term debt     $     63       $     61
  Accounts payable                        17,733          9,047
  Accrued liabilities                     12,358         12,547
    Total current liabilities             30,154         21,655
Long-term debt, less current maturities   77,116         57,048
Other long-term liabilities                7,578          9,577
    Total liabilities                    114,848         88,280
Stockholders' equity:
  Preferred stock, none issued              -              -
  Common stock, 7,834,173 and 7,794,483
    shares issued and outstanding,
   respectively                               78             78
  Additional paid-in capital              29,859         29,479
  Stock subscription receivable           (1,421)        (1,421)
  Cumulative translation adjustment       (1,392)        (1,581)
  Retained earnings                       20,517         17,697
  Stockholders' equity                    47,641         44,252
    Total liabilities and stockholders'
    equity                              $162,489        $132,532



The accompanying notes are an integral part of these consolidated balance sheets.

      Rawlings Sporting Goods Company, Inc. and Subsidiaries

               Consolidated Statements of Cash Flow
                      (Amounts in thousands)
                           (Unaudited)

                                               Six Months Ended
                                                  February 28,
                                              1999           1998

Cash flows from operating activities:
  Net income                                 $2,820          $4,076
  Adjustments to reconcile net income to
  net cash used in operating activities:
    Depreciation and amortization             1,232             799
    Deferred income taxes                     2,630           2,052
  Changes in operating assets and liabilities:
    Accounts receivable, net                (23,269)        (30,919)
    Inventories                              (8,472)         (9,250)
Prepaid expenses                               (206)            113
    Other assets                                (18)           (231)
    Accounts payable                          8,686           5,624
Accrued liabilities and other                (2,007)         (1,782)
Net cash used in operating activities       (18,604)        (29,518)
Cash flows from investing activities:
  Capital expenditures                       (1,145)         (1,699)
  Acquisition of business                      -             (14,098)
Net cash used in investing activities        (1,145)        (15,797)
Cash flows from financing activities:
  Borrowings of long-term debt               33,300          89,900
  Repayments of long-term debt              (13,230)        (46,534)
  Issuance of common stock                      380             540
  Issuance of warrants                          -             1,271
Net cash provided by financing activities    20,450          45,177
Net increase (decrease) in cash and cash
  equivalents                                   701            (138)
Cash and cash equivalents, beginning of period  862             732
Cash and cash equivalents, end of period     $1,563          $  594




The accompanying notes are an integral part of these consolidated statements.

      Rawlings Sporting Goods Company, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1:   Summary of Significant Accounting Policies.

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to interim financial information and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report for the year ended August 31, 1998. In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair presentation of financial position and results of operations have been included therein. The results for the six months ended February 28, 1999 are not necessarily indicative of the results that may be expected for a full fiscal year.


Note 2:   Inventories

     Inventories consisted of the following (in thousands):

                                   February 28,   August 31,
                                      1999          1998

Raw materials                        $10,114      $ 9,552

Work in process                        1,650        2,497

Finished goods                        40,281       31,524
                                     $52,045      $43,573

Note 3:   Long Term Debt

     In April 1999, the Company amended the current unsecured credit agreement with a bank group which, among other matters, changed the interest rate structure based on the ratio of average debt to adjusted EBITDA. The amended credit agreement, among other matters, requires the Company to meet certain financial covenants including a minimum fixed charge coverage, a required ratio of maximum total debt to capitalization, a maximum ratio of year end debt to adjusted EBITDA, and a minimum tangible net worth. The Company is in compliance with these covenants.

Note 4:   Reclassification

     Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.

Note 5:   Comprehensive Income

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and disclosure of comprehensive income and its components. Effective September 1, 1998, the Company adopted SFAS No. 130. For the three months ended February 28, 1999 and 1998, comprehensive income was $3,101,000 and $4,586,000 respectively. Comprehensive income for the six months ended February 28, 1999 and 1998 was $3,009,000 and $3,799,000, respectively.


Item 2.   Management's Discussion and Analysis of Results of
     Operations and Financial Condition

     Statements made in this report that are not historical in nature, or that state the Company's, or management's intentions, hopes, beliefs, expectations, or predictions of the future, are "forward-looking statements" under the Private Securities Litigation Reform Act of 1995, and involve risks and uncertainties. The words "should", "will be", "intended", "continue", "believe", "may", "expect", "hope", "anticipate", "goal", "forecast" and similar expressions are intended to identify such forward-looking statements. It is important to note that any such forward-looking statements are not guarantees of future performance, and the Company's actual results, financial condition or business could differ materially from those expressed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below under the caption "Cautionary Factors That May Affect Future Results or the Financial Condition of the Business", as well as those discussed elsewhere in the Company's reports filed with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results over time.

RESULTS OF OPERATIONS


             Quarter Ended February 28, 1999 Compared
               with Quarter Ended February 28, 1998

     Net revenues for the quarter ended February 28, 1999 were $57,408,000 or 7.1 percent lower than net revenues of $61,822,000 for the same quarter last year. Net revenues from baseball gloves were down $2,782,000, basketballs were down $1,167,000 and baseballs were down $863,000 from the comparable prior year quarter. These decreases were partially offset by higher wood baseball bat net revenues which were up $759,000 from the comparable prior year quarter. The decrease in net revenues of baseball gloves and baseballs is primarily due to one large mass merchandiser pushing orders back until closer to the baseball season. The decrease in basketball net revenues is primarily related to decreased sales at several large mass merchandisers related to the NBA players' strike, lower premium revenues and the overall soft condition of the basketball category. The increase in net revenues from wood baseball bats was primarily driven by Mark McGwire memorabilia and youth baseball and bat combo sets.

     The Company's gross profit was $18,329,000 or 5.6 percent lower than the gross profit of $19,418,000 for the comparable prior year period. The gross margin for the quarter was 31.9 percent, 0.5 margin points higher than the comparable prior year quarter. The gross margin improvement is a result of increased net revenues of higher margin memorabilia wood baseball bats and margin improvement on baseball gloves as a result of higher volume and increased efficiencies on the domestic gloves and a lower volume of closeout import gloves. That improvement was partially offset by lower licensing revenues related to the Company's domestic footwear licensee.

     The Company is continuing to look for further production efficiencies and is currently evaluating its manufacturing and distribution infrastructure to determine what opportunities exist to improve customer service and reduce the Company's overall cost structure. The Company expects to complete these evaluations, including analysis of asset realizability, before the end of fiscal 1999. In addition, the Company is in the process of formulating a multi-year plan which is expected to be completed by the end of June 1999 and reviewed with the Board of Directors in July 1999.

     Selling, general and administrative expenses (SG&A) were $12,285,000 or 16.0 percent higher than SG&A expenses of $10,590,000 in the comparable prior year quarter. The increase is primarily related to increases in salaries and wages, royalties, advertising and promotion, professional fees, bad debt expense and depreciation. SG&A expenses were 21.4 percent of net revenues, up 4.3 points from the comparable prior year quarter.

     Interest expense for the quarter ended February 28, 1999 was $1,186,000 or 2.4 percent lower than the interest expense of $1,215,000 in the comparable prior year period. Lower average interest rates were partially offset by higher average borrowings, primarily due to higher inventory levels.

           Six Months Ended February 28, 1999 Compared
           With the Six Months Ended February 28, 1998


     Net revenues for the six months ended February 28, 1999 were $91,531,000 or 2.5 percent lower than the net revenues of $93,925,000 in the comparable six month period last year. Net revenues from baseball gloves were down $2,291,000 and basketballs were down $1,940,000 from the comparable prior year period. These decreases were partially offset by higher wood baseball bat revenues which were up $2,336,000 from the comparable prior year period. The decrease in baseball gloves is primarily related to one large mass merchandiser pushing orders back until closer to the baseball season. The decrease in basketball net revenues is primarily related to decreased sales at several large mass merchandisers related to the NBA players' strike, lower premium revenues and the overall soft condition of the basketball category. The increase in net revenues from wood baseball bats was primarily driven by Mark McGwire memorabilia and youth baseball and bat combo sets.

     Gross margin for the six months ended February 28, 1999 was
32.5 percent, 1.9 margin points higher than the comparable period last year. The gross margin improvement is a result of increased net revenues of higher margin memorabilia wood baseball bats and margin improvement on baseball gloves as a result of higher volume and increased efficiencies on the domestic gloves and a lower volume of closeout import gloves. That improvement was partially offset by lower licensing revenues related to the Company's domestic footwear licensee.

     SG&A expenses for the six months ended February 28, 1999 were $22,966,000 compared to SG&A expenses of $19,594,000 in the comparable prior year period. The increase is primarily related to increases in salaries and wages, royalties, advertising and promotion, professional fees, bad debt expense and depreciation. SG&A expenses were 25.1 percent of net revenues, up 4.2 points from the prior year period.

     The comparable prior year period included an unusual charge of $500,000 related to changes in the Chief Executive Officer's position. No unusual charge occurred in the six months ended
February 28, 1999.

     Interest expense for the six months ended February 28, 1999 was $2,233,000 or 6.6 percent higher than interest expense of $2,095,000 in the comparable prior year six month period. Higher average borrowings as a result of higher working capital levels were primarily responsible for the increase. Effective interest rates were lower in the six months ended February 28, 1999 than in the comparable prior year six month period.

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


Year 2000 Readiness Disclosure

     Many software applications, hardware and equipment and chip systems identify dates using only the last two digits of the year. These products may be unable to distinguish between dates in the Year 2000 and dates in the Year 1900. That inability (referred to as the "Year 2000" issue), if not addressed, could cause applications, equipment or systems to fail or provide incorrect information after December 31, 1999, or when using dates after December 31, 1999. This in turn could have an adverse effect on the Company due to the Company's direct dependence on its own applications, equipment and systems and indirect dependence on those of other entities with which the Company must interact.

     The Company has initiated a comprehensive program to replace its computer systems and applications with a Year 2000 compliant enterprise-wide system. The assessment phase of the Company's system migrations is complete and the systems testing and implementation stages are in progress. To date, a majority of the Company's locations and processes have been successfully integrated to the new system with completion expected by June 1999. The Company has incurred capital expenditures, including hardware, software, outside consultants and other expenses, of approximately $2.9 million on its new enterprise-wide system and expects that full implementation of the system will require an additional $100,000 over the next year. In addition, the Company incurred approximately $300,000 in software selection and training costs that were expensed during fiscal 1998 and fiscal 1997.

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

Liquidity and Capital Resources

     Working capital increased $24,149,000 during the six months ended February 28, 1999 primarily the result of the seasonal increase in accounts receivable and inventories. The current accounts receivable and inventory levels maintained by the Company are higher than what management believes is optimal. Management is currently evaluating its existing terms and dating programs in order to reduce the accounts receivable balance in the future. Inventory reduction programs and improved inventory management practices are also being initiated to reduce inventory levels and improve cash flow.

     Cash flows used in operating activities for the six months ended February 28, 1999 were $18,604,000, or 37.0 percent lower than the $29,518,000 used in the comparable prior year period. The decrease is primarily the result of smaller increases in accounts receivable and inventory, partially offset by an increase in accounts payable.

     Capital expenditures were $1,145,000 for six months ended
February 28, 1999 compared to $1,699,000 in the comparable prior year period.

     The Company incurred additional net borrowings, primarily related to seasonal working capital needs, of $20,070,000 in the six months ended February 28, 1999. This resulted in total debt as of February 28, 1999 of $77,179,000, or 1.5 percent higher than the total debt as of February 28, 1998. The increase in total debt is primarily the result of higher receivable and inventory levels. As of February 28, 1999 the Company had outstanding letters of credit of $3,737,000 and available borrowing capacity of $7,313,000 under its $86,000,000 credit agreement with banks. Management believes that its current unsecured credit facility is sufficient to adequately finance its existing and future operations.


Cautionary Factors That May Affect Future Results or the
Financial Condition of the Business.

     Except for the historical information contained herein, the matters outlined in the management's discussion and analysis are forward looking statements that involve risks and uncertainties, such as the intent of the Company to restructure operations and to finalize a multi-year business plan. It is important to note that actual results and ultimate corporate actions could differ materially from those expressed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, quarterly fluctuations in results, ongoing customer changes in buying patterns, retail sell rates for the Company's products, demand and performance of the Company's new products, which may result in more or less orders than those anticipated and the impact of competitive products and pricing. In addition, other risks and uncertainties are detailed from time to time in the Company's SEC reports, including the report on Form 10-K for the year ended August 31, 1998.


Item 3.   Quantitative and Qualitative Disclosure about Market
Risk

     The Company has no material sensitivity to changes in foreign currency exchange rates or changes in interest rates.

                             Part II.
                        OTHER INFORMATION


Item 1.   Legal Proceedings

          None.

Item 2    Changes in Securities and Use of Proceeds

     None.

Item 3.   Defaults on Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          The annual Stockholders' Meeting was held on January
14, 1999. At the meeting the following nominees were elected pursuant to the following votes:


                                   Number of      Number of
               Nominee             Votes for      Votes Withheld

          Linda L. Griggs          6,970,353           33,446
          William C. Robinson      6,981,838           21,961

     The following directors' term of office continued after the meeting:

                         Linda L. Griggs
                        Charles L. Jarvie
                        Michael McDonnell
                        Stephen M. O'Hara
                        Michael J. Roarty
                       William C. Robinson

     The approval of the Board of Directors' selection of Arthur
Andersen LLP as independent public accountants was approved pursuant to the following vote:

                  For         Against        Abstain
               6,984,079      13,453          6,267

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



                         RAWLINGS SPORTING GOODS COMPANY, INC.



Date:  April 14, 1999    /s/ STEPHEN M. O'HARA
                         Stephen M. O'Hara
                         Chairman of the Board and
                         Chief Executive Officer


Date:  April 14, 1999    /s/ REXFORD K. PETERSON
                         Rexford K. Peterson
                         Chief Financial Officer