Form 10-Q
period 1999-05-31
RAWLINGS SPORTING GOODS CO INC
filed 1999-07-15
CIK 921915

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC  20549


                            FORM 10-Q




  X       Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

          For the quarterly period ended May 31, 1999


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

                          (636) 349-3500
       (Registrant's Telephone Number, Including Area Code)

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   X             No ____


     Number of shares outstanding of the issuer's Common Stock, par value $0.01 per share, as of June 30, 1999: 7,874,180 shares.

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


                  Rawlings Sporting Goods Company, Inc. and Subsidiaries

                             Consolidated Statements of Income
                       (Amounts in thousands, except per share data)
                                        (Unaudited)

                              Quarter Ended       Nine Months Ended
                                May 31,                May 31,
                           1999        1998       1999          1998

Net revenues. .......... $46,614     $46,204      $138,145  $140,129
Cost of goods sold......  32,179      31,285        93,968    96,428
Aluminum bat recall
  (see Note 6) .........   1,600           -         1,600         -
  Gross profit .........  12,835      14,919        42,577    43,701
Selling, general and
  administrative
  expenses .............  12,514      10,497        35,480    30,091
Unusual charges.........       -         975              -    1,475
  Operating income .....     321       3,447         7,097    12,135
Interest expense, net ..   1,344       1,164         3,577     3,259
Other expense, net......      52          33           119       104
  Income (loss) before
  income taxes..........  (1,075)      2,250         3,401     8,772
Provision (benefit) for
  income taxes..........    (398)        843         1,258     3,289
  Net income (loss).....  $ (677)    $ 1,407       $ 2,143   $ 5,483

Net income (loss)
  per common share:
  Basic.................  ($0.09)      $0.18         $0.27     $0.71
  Diluted...............  ($0.09)      $0.18         $0.27     $0.70

Shares used in computing per
share amounts:
  Basic.................   7,870       7,792         7,839     7,770
  Assumed exercise of stock
  options...............      16          66            28        36
  Diluted...............   7,886       7,858         7,867     7,806



The accompanying notes are an integral part of these consolidated statements.

                  Rawlings Sporting Goods Company, Inc. and Subsidiaries

                                Consolidated Balance Sheets
                         (Amounts in thousands, except share data)
                                        (Unaudited)

                                                      May 31,     August 31,
                                                        1999         1998
ASSETS
Current Assets:
  Cash and cash equivalents......................    $   1,815    $     862
  Accounts receivable, net of allowance of
    $2,469 and $2,043 respectively...............       44,565       40,352
  Inventories....................................       46,685       43,573
  Prepaid expenses...............................          764          673
  Deferred income taxes..........................        4,946        4,946
    Total current assets.........................       98,775       90,406
Property, plant and equipment, net...............       13,009       12,911
Other assets.....................................          634          568
Deferred income taxes............................       18,157       20,321
Goodwill, net....................................        8,166        8,326
    Total assets.................................    $ 138,741    $ 132,532
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt..............    $      64    $      61
  Accounts payable...............................       11,376        9,047
  Accrued liabilities............................       13,735       12,547
    Total current liabilities....................       25,175       21,655
Long-term debt, less current maturities..........       58,699       57,048
Other long-term liabilities......................        7,366        9,577
    Total liabilities............................       91,240       88,280
Stockholders' equity:
  Preferred stock, none issued...................            -            -
  Common stock, 7,871,712 and 7,794,483
    shares issued and outstanding,
    respectively.................................           79           78
  Additional paid-in capital.....................       30,236       29,479
  Stock subscription receivable..................       (1,421)      (1,421)
  Cumulative translation adjustment..............       (1,233)      (1,581)
  Retained earnings..............................       19,840       17,697
  Stockholders' equity...........................       47,501       44,252
    Total liabilities and stockholders'
    equity.......................................    $ 138,741    $ 132,532


The accompanying notes are an integral part of these consolidated balance sheets.

                  Rawlings Sporting Goods Company, Inc. and Subsidiaries

                           Consolidated Statements of Cash Flow
                                  (Amounts in thousands)
                                        (Unaudited)

                                                          Nine Months Ended
                                                               May 31,
                                                          1999         1998

Cash flows from operating activities:
  Net income ........................................   $   2,143    $  5,483
  Adjustments to reconcile net income to
  net cash used in operating activities:
    Depreciation and amortization....................       1,895       1,216
    Deferred income taxes............................       2,164       2,811
  Changes in operating assets and liabilities:
    Accounts receivable, net.........................      (4,213)     (9,356)
    Inventories......................................      (3,112)    (10,870)
    Prepaid expenses.................................         (91)         (8)
    Other assets.....................................        (151)       (113)
    Accounts payable.................................       2,329       1,104
    Accrued liabilities and other ...................        (694)       (954)
Net cash provided by (used in) operating
  activities ........................................         270     (10,687)
Cash flows from investing activities:
  Capital expenditures...............................      (1,729)     (2,523)
  Acquisition of business............................           -     (14,098)
Net cash used in investing activities................      (1,729)    (16,621)
Cash flows from financing activities:
  Borrowings of long-term debt.......................      41,750      99,950
  Repayments of long-term debt.......................     (40,096)    (73,349)
  Issuance of common stock...........................         758         614
  Issuance of warrants...............................           -       1,271
Net cash provided by financing activities............       2,412      28,486
Net increase in cash and cash equivalents............         953       1,178
Cash and cash equivalents, beginning of period.......         862         732
Cash and cash equivalents, end of period.............   $   1,815    $  1,910

The accompanying notes are an integral part of these consolidated statements.

      Rawlings Sporting Goods Company, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1:   Summary of Significant Accounting Policies.

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to interim financial information and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report for the year ended August 31, 1998. In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair presentation of financial position and results of operations have been included therein. The results for the nine months ended May 31, 1999 are not necessarily indicative of the results that may be expected for a full fiscal year.

Note 2:   Inventories

     Inventories consisted of the following (in thousands):

                                                 May 31,        August 31,
                                                   1999            1998

     Raw materials . . . . . . . . . . . .        $ 9,905         $9,552
     Work in process . . . . . . . . . . .          1,949          2,497
     Finished goods. . . . . . . . . . . .         34,831         31,524
                                                  $46,685        $43,573
Note 3:   Long Term Debt

     As of May 31, 1999 the Company was not in compliance with its debt covenants to maintain a ratio of average debt to adjusted EBITDA of 5.50 to 1.0 and the fixed charge ratio of 1.50 to 1.0. The bank group has waived these debt compliance requirements as of May 31, 1999 by entering into the third amendment of the credit facility. The Company and the bank group have also amended the loan agreement to convert the facility to an asset based lending program based on a percentage of accounts receivable, inventories and property, plant and equipment. The Company believes it will successfully negotiate a new long-term loan agreement and new covenants during the fourth quarter and accordingly it has classified the debt as long-term on the balance sheet as of May 31, 1999.

Note 4:   Reclassification

     Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.

Note 5:   Comprehensive Income

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and disclosure of comprehensive income and its components. Effective September 1, 1998, the Company adopted SFAS No. 130. For the three months ended May 31, 1999 the comprehensive loss was $518,000 and for the three months ended May 31, 1998, comprehensive income was $970,000. Comprehensive income for the nine months ended May 31, 1999 and 1998 was $2,491,000 and $4,769,000, respectively.

Note 6:   Aluminum Bat Recall

     In May 1999, the Company recorded a $1,600,000 provision to cover known and anticipated costs associated with the voluntary recall of its slow pitch softball aluminum bats. The bats were recalled to prevent injuries because of reported instances of the tops of the bat, which have a screwed in end weight, shearing off during use. The Company is not aware of any injuries resulting from their bats. The provision covers the anticipated costs associated with the return of the bats and the write-down of bats remaining in inventory. Slow pitch softball aluminum bats are not a major product line for the Company.

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

     Statements made in this report that are not historical in nature, or that state the Company's or management's intentions, hopes, beliefs, expectations, or predictions of the future, for example, the intent of the Company to restructure operations and to finalize a multi-year business plan, are "forward-looking statements" under the Private Securities Litigation Reform Act of
1995, and involve risks and uncertainties. The words "should", "will be", "intended", "continue", "believe", "may", "expect",
"hope", "anticipate", "goal", "forecast" and similar expressions are intended to identify such forward-looking statements. It is important to note that any such forward-looking statements are not guarantees of future performance, and the Company's actual results, financial condition or business could differ materially from those expressed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below under the caption "Cautionary
Factors That May Affect Future Results or the Financial Condition of the Business", as well as those discussed elsewhere in the Company's reports filed with the Securities and Exchange
Commission.  The Company undertakes no obligation to update or
      revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results over time.

RESULTS OF OPERATIONS


               Quarter Ended May 31, 1999 Compared
                 with Quarter Ended May 31, 1998


     Net revenues for the quarter ended May 31, 1999 were $46,614,000, which was .9 percent higher than net revenues of $46,204,000 for the same quarter last year. Increased net revenues in basketballs (up $788,000), apparel (up $689,000), baseball memorabilia (up $450,000), and baseballs (up $335,000) were offset by a decrease in net revenues of speed-sensing baseballs (down $1,755,000). The basketball net revenues increase for the quarter was due to shipments being later this year partly due to the NBA players' strike which lowered sales in the February 28, 1999 quarter. Increased apparel net revenues were the result of sales of the new line of outer garments. Increased net revenues of baseball memorabilia reflect a sell-off of closeout items. Sales of the speed-sensing baseball were higher in the May 31, 1998 quarter due to the initial introduction of this product compared to a relatively soft market for this product in the May 31, 1999 quarter.

     Gross margin in the quarter ended May 31, 1999 was 27.5 percent, 4.8 margin points lower than the comparable quarter last year. The May 31, 1999 quarter cost of sales included a $1,600,000 provision for a voluntary slow pitch softball aluminum bat recall for safety reasons. Excluding that provision, gross margin was 30.9 percent, 1.4 margin points lower than the comparable quarter last year. This decline in gross margins was due to lower net revenues of the higher margin speed-sensing baseballs and increased net revenues of the lower margin apparel category. Offsetting these declines was an increase in margins for professional baseballs and wood bats due to manufacturing efficiencies and increased sales of memorabilia wood bats, which have a higher gross margin.

     Selling, general and administrative (SG&A) expenses in the quarter ended May 31, 1999 were $12,514,000 (26.8 percent of net revenues) compared to SG&A expenses of $10,497,000 (22.7 percent of net revenues) in the comparable prior year quarter. Higher advertising and promotion, salaries and wages, professional fees and royalties accounted for the increase. The higher advertising costs were due primarily to increased media activity directed at the end consumer. The increase in SG&A expenses reflects the Company's investment in anticipation of increased net revenues which have not yet developed.

     The May 1998 quarter included an unusual charge of $975,000 related to environmental remediation activities with respect to the presence of wood pitch in the soils at the company's
Dolgeville, New York facility.

     Interest expense for the quarter ended May 31, 1999 was $1,344,000 or 15.5 percent higher than interest expense of $1,164,000 in the comparable prior year quarter. Total debt at May 31, 1999 was $58,763,000, which was $511,000 lower than the total debt at May 31, 1998. The increase in interest expense was primarily due to higher interest rates and slightly higher average borrowings.


             Nine Months Ended May 31, 1999 Compared
               with Nine Months Ended May 31, 1998


     Net revenues for the nine months ended May 31, 1999 were $138,145,000 or 1.4 percent lower than net revenues of $140,129,000 in the comparable nine month period last year. Net revenues declined in basketballs, footballs, and total baseball equipment. Partially offsetting was an increase in net revenues from apparel. Basketball net revenues were down $1,152,000 or
7.4 percent due to the continued overall soft condition of the basketball category. Total football net revenues were down
$1,039,000 or 10.7 percent due primarily to lower net revenues of the protective equipment product line. Total baseball equipment net revenues were down $916,000 or 1.1 percent due to lower sales volume of baseball gloves, down $1,938,000 or 5.3 percent, speed-sensing baseballs down $929,000 or 32.2 percent and aluminum bats down $475,000 or 15.0 percent offset by an increase of $2,595,000 or 91.0 percent in wood bats. The increase in net revenues from wood bats reflects sales of Mark McGwire bats and the movement of the NCAA to wood bats from aluminum bats. Year-to-date net revenues from the apparel product line were up $1,671,000 or 11.1 percent due to higher sales of outer garments.

     Gross margin for the nine months ended May 31, 1999 was 30.8 percent, .4 margin points lower than the comparable period last year. The May 31, 1999 quarter cost of sales included a $1,600,000 provision for a voluntary slow pitch aluminum softball bat recall for safety reasons. Excluding that provision gross margin would have been 32.0 percent, an increase of .8 margin points over the prior year. The gross margin improvement is primarily a result of increased net revenues from higher margin memorabilia wood bats. Partially offsetting was memorabilia baseballs where sell-off of older items at reduced prices resulted in lower margins.

     SG&A expenses for the nine months ended May 31, 1999 were $35,480,000, or 17.9 percent, higher than SG&A expenses of $30,091,000 in the comparable prior year period. The increase is primarily related to increases in salaries and wages, advertising
      and promotion, royalties, depreciation and endorsement contracts.
SG&A expenses were 25.7 percent of net revenues, up 4.2 points from the comparable period in the prior year. The increase in SG&A expenses reflects the Company's investment in anticipation of increased net revenues which have not yet developed.

     The comparable prior year period included an unusual charge of $975,000 related to environmental remediation activities with respect to the presence of wood pitch in the soils at the Company's Dolgeville, New York facility. Also included was an unusual charge of $500,000 related to changes in the Chief Executive Officer's position.

     Interest expense for the nine months ended May 31, 1999 was $3,577,000, or 9.8 percent, higher than interest expense of $3,259,000 in the comparable prior year period. Higher average borrowings as a result of higher working capital levels and increased interest rates in the May 1999 quarter were primarily responsible for the increase.


Seasonality

     Net revenues of baseball equipment and team uniforms are highly seasonal. Customers generally place orders with the Company for baseball-related products beginning in August for shipment beginning in November (pre-season orders). These pre-season orders from customers generally represent approximately 50 percent to 65 percent of the customers' anticipated needs for the entire baseball season. The amount of these pre-season orders generally determines the Company's net revenues and profitability between November 1 and March 31. The Company then receives additional orders (fill-in orders) which depend upon customers' actual sales of products during the baseball season (sell-through). Fill-in orders are typically received by the Company between February and May. These orders generally represent approximately 35 percent to 50 percent of the Company's sales of baseball-related products during a particular season. Pre-season orders for certain baseball-related products from certain customers are not required to be paid until early spring. These extended terms increase the risk of collectibility of accounts receivable. An increasing number of customers are on automatic replenishment systems; therefore, more orders are received on a ship-at-once basis. This change has resulted in shipments to the customer closer to the time the products are actually sold. This trend has and may continue to have the effect of shifting the seasonality and quarterly results of the Company with higher inventory and debt levels required to meet orders for immediate delivery. The sell-through of baseball-related products also affects the amount of inventory held by customers at the end of the season which is carried over by the customer for sale in the next baseball season. Customers typically adjust their pre-season orders for the next baseball season to account for the level of inventory carried over from the preceding baseball season. Football equipment and team uniforms are both shipped by the Company and sold by retailers primarily in the period between March 1 and September 30. Hockey equipment and uniforms are shipped by the Company primarily in the period from May 1 to October 31. Basketballs and team uniforms generally are shipped and sold throughout the year. Because the Company's sales of baseball-related products exceed those of its other products, Rawlings' business is seasonal, with its highest net revenues and profitability recognized between November 1 and April 30.


Year 2000 Readiness Disclosure

     Many software applications, hardware and equipment and chip systems identify dates using only the last two digits of the year. These products may be unable to distinguish between dates in the Year 2000 and dates in the Year 1900. That inability (referred to as the "Year 2000" issue), if not addressed, could cause applications, equipment or systems to fail or provide incorrect information after December 31, 1999, or when using dates after December 31, 1999. This in turn could have an adverse effect on the Company due to the Company's direct dependence on its own applications, equipment and systems and indirect dependence on those of other entities with which the Company must interact.

     The Company has initiated a comprehensive program to replace its computer systems and applications with a Year 2000 compliant enterprise-wide system. To date, all of the Company's mission critical processes have been successfully integrated to the new system and implementation of the new system is substantially complete. The Company has incurred capital expenditures, including hardware, software, outside consultants and other expenses, of approximately $2.9 million on its new enterprise-wide system and expects that full implementation of the system may require an additional $100,000 over the next year. In addition, the Company incurred approximately $300,000 in software selection and training costs that have been expensed since the beginning of fiscal 1997.

     The Company also faces Year 2000 problems relating to embedded computer chips which control equipment used within the business such as telephone equipment and a limited amount of machinery. The Company has completed assessments of equipment considered most susceptible to Year 2000 issues and repair or replacement has been arranged for equipment found to have Year 2000 problems. The process of assessing the remaining equipment remains ongoing.

     The Company has formally communicated with its major vendors and suppliers to determine the extent to which the Company may be vulnerable to those third parties' failure to remediate their own Year 2000 issues. The first phase, which included sending Year 2000 surveys and questionnaires to customers and vendors is complete and the response evaluation phase is currently in progress. The Company has not had sufficient response from vendors to provide an estimate of the potential impact of non-compliance on the part of such vendors.

     If a material disruption of the Company's business were to occur it could have a material adverse impact on the Company's results of operations, liquidity and financial condition. In an effort to reduce the risk of such impact, management is currently developing contingency plans which include, but are not limited to, evaluating alternative vendors who are Year 2000 compliant and evaluating inventory management plans. It is too early to determine to what extent, if any, these contingency plans will have to be implemented. Although the Company does not expect to be materially impacted by the external environment, such future events cannot be known with certainty. Furthermore, the Company's estimates of future costs and completion dates are based on presently available information and will be updated, as additional information becomes available.

     Readers are cautioned that forward-looking statements contained in this Year 2000 Readiness Disclosure section should be read in conjunction with the Company's cautionary notice regarding forward-looking statements located in the first paragraph of this Item 2.


Liquidity and Capital Resources

     Working capital increased $4,849,000 during the nine months ended May 31, 1999 primarily the result of the seasonal increase in accounts receivable and inventories partially offset by higher accounts payable and accrued liabilities. The current accounts receivable and inventory levels maintained by the Company are higher than what management believes is optimal. Management is continuing to evaluate its existing terms and dating programs in order to reduce the accounts receivable balance in the future. Inventory reduction programs and improved inventory management practices are also being initiated to reduce inventory levels and improve cash flow.

     Cash flows provided by operating activities for the nine months ended May 31, 1999 were $270,000 compared to the $10,687,000 used by operations in the comparable prior year period. This improvement is primarily the result of smaller increases in accounts receivable and inventory, partially offset by a larger increase in accounts payable.

     Capital expenditures were $1,729,000 for the nine months ended May 31, 1999 compared to $2,523,000 in the comparable prior year period.

     Investing activities during the nine months ended May 31, 1998 included $14,098,000 use of cash related to the acquisition of the Vic hockey business.

     The Company incurred additional net borrowings, primarily related to seasonal working capital needs, of $1,654,000 in the nine months ended May 31, 1999. This resulted in total debt as of May 31, 1999 of $58,763,000, which is $511,000, or .9 percent, lower than the total debt as of May 31, 1998. The decrease in total debt from last year is due primarily to lower working capital at May 31, 1999 compared to May 31, 1998.

     As of May 31, 1999 the Company was not in compliance with its debt covenants to maintain a ratio of average debt to adjusted EBITDA of 5.50 to 1.0 and the fixed charge ratio of 1.50 to 1.0. The bank group has waived these debt compliance requirements as of May 31, 1999 by entering into the third amendment of the credit facility. The Company and the bank group have also amended the loan agreement to convert the facility to an asset based lending program based on a percentage of accounts receivable, inventories and property, plant and equipment. The Company believes it will successfully negotiate a new long-term loan agreement and new covenants during the fourth quarter and accordingly it has classified the debt as long-term on the balance sheet as of May 31, 1999. Management believes that the amended loan agreement is sufficient to finance its existing and future operations.


Cautionary Factors That May Affect Future Results or the
Financial Condition of the Business.

     The factors that could cause the Company's actual results, financial condition or business to differ materially from any projections by the Company include, but are not limited to, quarterly fluctuations in results, ongoing customer changes in buying patterns, retail sell rates for the Company's products, demand and performance of the Company's new products which may result in more or less orders than those anticipated, seasonal demand volatility (discussed under Seasonality, above) and the impact of competitive products and pricing. In addition, other risks and uncertainties are detailed from time to time in the Company's SEC reports, including the report on Form 10-K for the year ended August 31, 1998.


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

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               10.1 Amendment No. 2 to Amended and Restated Credit Agreement by and between the Company and the First National Bank of Chicago, as agent and certain lenders named therein, dated as of February 28, 1999.

               10.2 Amendment No. 3 to Amended and Restated Credit Agreement by and between the Company and the First National Bank of Chicago, as agent and certain lenders named therein, dated as of July 14, 1999.

               10.3   Pledge and Security Agreement by and
                      between the Company and the First National
                      Bank of Chicago, as agent and certain
                      lenders named therein, dated as of July
                      14, 1999.

               10.4 Stock Pledge Agreement by and between the Company and the First National Bank of Chicago, as agent and certain lenders named therein, dated as of July 14, 1999.

               10.5   Intellectual Property Assignment of
                      Security Interest by and between the
                      Company and the First National Bank of
                      Chicago, as agent and certain lenders
                      named therein, dated as of July 14, 1999.

               27     Financial Data Schedule.

               (b)    Reports on Form 8-K

                      Form 8-K filed on April 30, 1999.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                      RAWLINGS SPORTING GOODS COMPANY, INC.



Date:  July 14, 1999  /s/ STEPHEN M. O'HARA
                      Stephen M. O'Hara
                      Chairman of the Board and
                      Chief Executive Officer



Date:  July 14, 1999  /s/ REXFORD K. PETERSON
                      Rexford K. Peterson
                      Chief Financial Officer