Form 10-K
period 1999-09-30
RAWLINGS SPORTING GOODS CO INC
filed 1999-12-14
CIK 921915

FORM 10-K
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549

X             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended August 31, 1999.

                     Commission File Number:  0-24450

                    RAWLINGS SPORTING GOODS COMPANY, INC.
          (Exact name of registrant as specified in its charter)

              Delaware                 43-1674348
(State or other jurisdiction of     (I.R.S. Employer
incorporation or organization)     Identification No.)

 1859 Intertech Drive, Fenton, Missouri         63026
(Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code: (636) 349-3500

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

    Yes    X                                    No ___


    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [    ]

    The aggregate market value of the voting Common Stock held by nonaffiliates of the registrant as of October 31, 1999 was $74,093,953.

    The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of October 31, 1999 was 7,903,355.

                     DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's proxy statement for the annual meeting of stockholders are incorporated by reference into Items
10, 11, 12 and 13 of Part III of this report.

                           TABLE OF CONTENTS


                                                                      Page




PART I     . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1
  Item 1.  Business. . . . . . . . . . . . . . . . . . . . . . . .      1
  Item 2.  Properties. . . . . . . . . . . . . . . . . . . . . . .     15
  Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . .     16
  Item 4.  Submission of Matters to a Vote of
           Security Holders. . . . . . . . . . . . . . . . . . . .     17

PART II    . . . . . . . . . . . . . . . . . . . . . . . . . . . .     17
  Item 5.  Market for Registrant's Common Equity and
           Related Stockholder Matters . . . . . . . . . . . . . .     17
  Item 6.  Selected Financial Data . . . . . . . . . . . . . . . .     18
  Item 7.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations. . . . . . . . . . . . . . . . . . . . . . .     18
  Item 7a. Quantitative and Qualitative Disclosures
           Above Market Risk . . . . . . . . . . . . . . . . . . .     22
  Item 8.  Financial Statements and Supplementary Data . . . . . .     24
  Item 9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure. . . . . . . . .     40

PART III
  Item 10. Directors and Executive Officers of the
           Registrant. . . . . . . . . . . . . . . . . . . . . . .     41
  Item 11. Executive Compensation. . . . . . . . . . . . . . . . .     41
  Item 12. Security Ownership of Certain Beneficial
           Owners and Management . . . . . . . . . . . . . . . . .     41
  Item 13. Certain Relationships and Related
           Transactions. . . . . . . . . . . . . . . . . . . . . .     41

PART IV    . . . . . . . . . . . . . . . . . . . . . . . . . . . .     42
  Item 14. Exhibits, Financial Statement Schedules
           and Reports on Form 8-K . . . . . . . . . . . . . . . .     42

                              PART I

ITEM 1.   BUSINESS.

General

     Rawlings Sporting Goods Company, Inc., ("Rawlings" or the "Company") is a leading supplier of team sports equipment in North America and, through its licensee, of baseball equipment and uniforms in Japan. Under the Rawlings(Registered Trademark) brand name, the Company provides an extensive line of equipment and team uniforms for the sports of baseball, basketball and football. Under the Vic, McMartin and Rawlings brand names, the Company provides an extensive line of equipment for hockey. The Company's products are sold through a variety of distribution channels, including mass merchandisers, sporting goods retailers and institutional sporting goods dealers. The Company has the exclusive right, for which it pays royalty fees, to use the logos of certain sports organizations and events on selected products, including the logos of the National and American Leagues, All-Star Game and World Series games for baseballs and the National Collegiate Athletic Association (the "NCAA") for the sports of basketball and baseball. In addition, Rawlings' products are endorsed by more than 45 college coaches, 27 sports organizations and numerous athletes, including approximately 322 Major League Baseball players. These persons or entities have entered into agreements with the Company under which they are paid or provided products for endorsing Rawlings' products or for permitting the Company to use their names or logos.

     Rawlings was founded in 1887 and since then, the Company has established a longstanding tradition of innovation in team sports equipment and uniforms, including the development and introduction of the first football shoulder pads in 1902, the original deep pocket baseball glove in 1920 and double knit nylon and cotton uniforms for Major League Baseball in 1970. Today, Rawlings manufactures and distributes a broad array of team sports equipment and products, including baseball gloves, baseballs, baseball bats, batter's helmets, catcher's and umpire's protective gear, basketballs, footballs, volleyballs, soccer balls, football shoulder pads and other protective gear, hockey sticks, hockey gloves, hockey protective and goalie gear, team uniforms and various team sports accessories. In addition, licensees of the Company sell numerous products including athletic shoes, retail active wear apparel, socks and golf equipment, using the Rawlings(Registered Trademark) brand name and logo.

     Since 1977, the Company has been the exclusive supplier of baseballs to the National and American Leagues, the All-Star Game and the World Series games, with agreements expiring in 2000 for the All-Star Game and World Series games. In 1999, Rawlings extended its exclusive rights to the National and American Leagues through 2005. Since 1994, the Company has been the exclusive supplier of baseballs to each of the 18 Minor Leagues with the agreement expiring in 2000. The Company is the leading supplier of baseball gloves to Major and Minor League players.

     Since 1986, Rawlings has been the exclusive supplier of basketballs for the NCAA Men's and Women's Division I, II and III tournament championship games, including the Final Four with an agreement expiring in 2002. Since 1987, Rawlings has been the exclusive supplier of footballs for the NCAA Division IAA, II and III championship games with a contract which expired in 1999. In 1999, Rawlings became the official supplier of baseballs for the NCAA baseball World Series and tournament expiring in 2004.

     In September 1997, the Company acquired the net assets of the Victoriaville (Vic) hockey business which includes the Vic and McMartin brands. The Vic hockey business has on ice exposure including sticks and protective gear with over 100 professional hockey players.

Products and Markets

     The following is a summary of net revenues by principal product line for the three fiscal years ended August 31, 1999.
Also, refer to Note 16 of the financial statements for additional information on the Company's operating segments.


       Net Revenues by Segment and Primary Product Category
                      (Amounts in millions)
                           (Unaudited)

                                   Years Ended August 31,
                              1999      1998           1997
Sports Equipment:
 Baseball                    $92.2      $94.0          $86.3
 Basketball, football and
   volleyball                 30.7       34.4           29.7
 Apparel                      21.3       20.7           16.9
 Hockey                        8.2        8.6            0.7
 Miscellaneous                 7.0        7.0            7.5

Licensing                      6.0        5.9            6.5

 Net revenues               $165.4     $170.6         $147.6

     The following is a summary of net revenues by geographic area for the three fiscal years ended August 31, 1999:

                 Net Revenues by Geographic Area
                      (Amounts in millions)
                           (Unaudited)


                                 Years Ended August 31,
                          1999           1998           1997
Domestic                 $151.6         $155.1         $137.5
Foreign                    13.8           15.5           10.1
     Net revenues        $165.4         $170.6         $147.6


Sports Equipment

     Baseball. The Company is a leading supplier of baseball equipment in North America and, through its licensee, in Japan. The Company's products in this area include baseball gloves, baseballs, softballs, batter's helmets, catcher's and umpire's protective equipment, aluminum and wood baseball bats, batter's gloves and miscellaneous accessories.

     Rawlings believes it is the leading supplier and offers the broadest selection of baseball gloves in North America. The Company offers more than 180 styles, which are often customized to meet customer preferences. Its gloves range in retail price from $5.99 for beginners to more than $189.99 for the Heart of the Hide(Registered Trademark) series, which are used by more than half of the Major League Baseball players. Rawlings developed the original deep pocket glove in 1920. The Company designed this glove in consultation with Bill Doak, a spitball throwing southpaw with the St. Louis Cardinals, establishing the Company's tradition of developing innovative products in consultation with players and coaches. Rawlings has continued to be a leader in baseball glove design and innovation and has patented a number of designs, including the TrapEze(Registered Trademark) pocket design featuring a modified web giving the appearance of a sixfinger glove, the Fastback(Registered Trademark) closed back design, the BasketWeb(Registered Trademark) pocket design which features interwoven strips forming a natural break on the back to assist in closing the glove and the Pad Lock(TM) design which uses an adjustable inner cushion pad and velcro wrist strap to stabilize the hand inside the glove.

     Rawlings believes it is the leading supplier of baseballs in North America. It offers 14 types of baseballs, which differ by their design and the materials used in their construction, including different types of centers, winding materials and covers which can be made of rubber, vinyl or different qualities of leather. Rawlings' baseballs range from lowerpriced rubber balls to the professional baseballs that are sold to National and American League teams. Rawlings' baseballs are systematically weighed, measured, tested and inspected to ensure that they meet Rawlings' quality standards. The National League, American League, All-Star and World Series baseballs are covered with alum-tanned leather produced at Rawlings' leather tannery in Tullahoma, Tennessee and handsewn at Rawlings' manufacturing facility in Turrialba, Costa Rica. The Company manufactures its professional baseballs in strict accordance with the rigorous specifications established by Major League Baseball to ensure comparability of players' statistics over time.

     Since 1977, Rawlings has sold the official baseballs used in all National and American League games and has furnished the official baseballs for the All-Star Game and the World Series games on an exclusive basis. As the official baseball of the Major Leagues, Rawlings' baseballs are purchased by consumers in the collectors' and memorabilia market. The value of an autographed baseball is enhanced if it is an official National or American League baseball. Rawlings also has nonexclusive rights to vinyl baseballs with Club logos. Effective in 1994, Rawlings received the exclusive right to sell the official baseball to all of the Minor League teams. Rawlings also sells an official baseball, in certain cases on an exclusive basis, to a number of leagues including the NCAA, the National Junior College Athletic Association, the National Association of Intercollegiate Athletics, the Men's Senior Baseball League, Little League Baseball and a number of international baseball organizations.

     Rawlings believes that it is the leading supplier of baseball protective equipment in North America. In 1998, the Company introduced the Lobster(TM) leg guards, which provide greater flexibility in movement for catchers using this product. In 1996, the Company introduced the pony tail batter's helmet for women. In 1995, the Company introduced a one size fits all batter's helmet that received the award for most innovative product design at the 1995 National Sporting Goods Association trade show.

     Rawlings believes that it is the second leading supplier of wood baseball bats sold in North America. The Company sells bats to a number of Major League and Minor League teams including substantially all of the wood baseball bats used by Mark McGwire. The Rawlings' line of wood bats is manufactured at its Dolgeville, New York facility under the Rawlings(Registered Trademark) and Adirondack(Registered Trademark) names. The Company also maintains a line of aluminum baseball and softball bats that use an innovative technology which was introduced in fiscal 1998. In fiscal 1998, we recorded a charge to account for a discontinued line: 2 3/4 inch adult aluminum baseball bats, which we stopped selling in order to support the NCAA's new rules, restricting the diameter of the bat barrel. In fiscal 1999, we recorded a charge to account for a voluntary recall of slow pitch softball aluminum bats.

     Basketball, Football and Volleyball. Rawlings sells 22 different types of basketballs, including full-grain, composite and synthetic leather and rubber basketballs for men and women in both the youth and adult markets. Since 1986, Rawlings has been the exclusive supplier of basketballs for the NCAA Men's and Women's Division I, II and III championship games (including the Final Four). The basketball contract with the NCAA expires in 2002. The Company is also the official supplier of basketballs to the National Association of Intercollegiate Athletics.

     Rawlings sells 24 different types of footballs, including full-grain and split leather, vinyl and rubber for both the youth and adult markets. In addition, the Company sells college football shoulder pads, other protective gear (other than football helmets) and accessories. From 1987 to mid-1999, Rawlings was the exclusive supplier of footballs to the NCAA Division IAA, II and III championship games. While Rawlings continues to supply the official football to the National Association of Intercollegiate Athletics, Rawlings determined the cost of renewing the NCAA football contract was prohibitive and chose to reinvest those funds into other programs, such as state adoptions and the ongoing endorsement by Brett Favre.

     Apparel. Rawlings has been selling team uniforms for approximately 100 years. Several Major League Baseball teams and players purchase their uniforms from the Company. Apparel comprised 12.9% of the net revenues of the Company in the year ended August 31, 1999. The Company believes it has growth opportunities related to apparel. The Company plans to increase sales to institutional customers, particularly high school, collegiate and amateur sports organizations. In 1997, the Company completed a 21,000 square foot expansion of its Costa Rica facility in order to expand its stock clothing capacity. Custom uniforms are manufactured in the Company's Licking, Missouri facility.

     Hockey. In September 1997, the Company acquired the net assets of the Vic hockey business which includes the Vic and McMartin brands. Vic's major products include hockey sticks, hockey protective equipment and goalie protective equipment. The acquisition of the Vic hockey business has significantly increased the size of the Company's hockey business.

     Miscellaneous. Rawlings derives other net revenues from its three outlet stores and from its leather tanning facility. The outlet stores sell seconds, irregular quality and discontinued items. More than 60% of the items sold at the Company's outlet stores are Rawlings' products and the balance are sports-related products purchased from third parties. Approximately 30% of the leather tanned at Rawlings' tanning facility is sold to third parties for use in a variety of products.

Licensing

     In the year ended August 31, 1999, the Company generated $6.0 million of licensing revenues on approximately $142 million of sales made by third parties in Japan and the United States of products on which the Rawlings(Registered Trademark) brand name appeared under licensing agreements with the Company. Rawlings has licensed the use of its brand name since the mid-1970s when it licensed a Japanese company to use the Rawlings(Registered Trademark) brand name on clothing sold in Japan. Since then, Rawlings has licensed its name to ASICS Corporation, a leading Japanese sporting goods company, for use on all types of baseball equipment, team uniforms and practice clothing sold in Japan.
The Company also licenses to another Japanese company the use of the Rawlings(Registered Trademark) brand name on retail active wear sold in Japan.

     In the United States, Rawlings currently has licensing agreements with 14 companies which are using the Rawlings(Registered Trademark) brand name on various products including sportswear, shoes, golf clubs and accessories, sports bags, socks and toys. The Company retains the right under its licensing agreements to sample and inspect all licensed products to ensure that products bearing the Rawlings(Registered Trademark) brand name meet the Company's quality standards. The Company intends to continue to license the Rawlings(Registered Trademark) brand name to strategically extend the name to other related quality products and to new geographic areas. The Company believes that such strategic licensing will enhance the Company's image, consumer recognition and sales of all of its products.

Foreign

     The Company's foreign net revenues constituted approximately 8.4% of its total net revenues in the year ended August 31, 1999. Rawlings currently distributes its products in more than 40 countries primarily through independent distributors. Of the Company's foreign net revenues in the year ended August 31, 1999, approximately $10.8 million came from direct sales in Canada.

     The Company works closely with foreign sports organizations to build participation levels in American team sports outside of the U.S. The Company supplies baseball, basketball and football equipment and team uniforms to international sports organizations, and to leagues in Puerto Rico and a number of foreign countries including those where Rawlings supplies baseballs (Argentina, Australia and Spain) and basketballs (Czech Republic, Germany and Italy). Due to the growing international popularity of American team sports, the Company believes that opportunities exist to increase its foreign net revenues.

Sales, Marketing and Distribution

     Rawlings' products are sold worldwide.  In the United
States, Rawlings sells directly to approximately 4,500 customers including local sporting goods stores, institutional dealers
(entities that service the sports equipment needs of high school, collegiate and amateur sports organizations), regional sporting goods chains (such as Dick's and Modell's), national sporting goods chains (such as Champs), sporting goods megastores (such as Sports Authority) and mass merchandisers (such as Wal-Mart and K-Mart). In recent years, sales to sporting goods megastores and mass merchandisers have accounted for an increasing amount of the net revenues of Rawlings. Sales to the ten largest customers of Rawlings constituted approximately 34% of the total net revenues of Rawlings in the year ended August 31, 1999 including one customer (Wal-Mart) which accounted for approximately 13% of 1999 net revenues.

     The Company has 49 direct sales employees and 7 manufacturers' representatives who sell its products in the United States. The Company has two separate sales forces, one to serve national accounts and one to service institutional dealers and local sporting goods stores. Sales in Canada are handled by 15 manufacturers' representatives. In addition, seven employees directly service professional and college teams, coaches and athletes. The Company primarily utilizes distributors to sell products overseas, except in Japan, which is covered by licensing agreements. Rawlings' products are distributed from its warehouses in Springfield, Licking and Ava, Missouri; Dolgeville, New York and Daveluyville, Quebec, Canada.

     The Company utilizes a variety of promotional techniques to build brand awareness. Since 1958, Rawlings has annually presented the Rawlings Gold Glove Award(Registered Trademark) to the best fielder at each position in each of the National and American Leagues. The Rawlings Gold Glove Award(Registered Trademark) is the most prestigious award a baseball player can receive for his fielding abilities. In addition, Rawlings promotes its products through the Rawlings Sports Caravan and Rawlings Dugout. The Rawlings Sports Caravan is comprised of a tandem tractor trailer containing exhibits on the evolution of baseball, basketball and football equipment and uniforms, and a workshop in which demonstrations on the manufacture and repair of baseball gloves, balls and bats are performed. In addition, the Caravan appears at sports events such as spring training, opening day games, the All-Star Game, the World Series games and the Baseball Hall of Fame induction ceremony. The Rawlings Dugout, added in 1998, is a trailer replica of a dugout. The replica dugout is an interactive display, which travels across the country to make special appearances at softball tournaments, youth league ballparks and similar venues. The Company also promotes its products through product endorsements by numerous professional athletes, coaches and sports organizations. The Company makes available to retailers various co-op advertising programs and participates in selected joint marketing and advertising programs.

     In November 1997 the Company entered into a five-year strategic marketing alliance with Host Communication, Inc. (HCI), a sports marketing company. Under this agreement, Rawlings and HCI will jointly market and sell Rawlings' products primarily through corporate promotions and grassroots events.

Affiliations and Endorsements

     Rawlings has the right to use the logos of several professional and amateur sports organizations and events on certain of its products. These arrangements include: The National League of Professional Baseball Clubs (National League games); The American League of Professional Baseball Clubs (American League games); Major League Baseball Properties, Inc. (All-Star, World Series, Divisional Playoffs and League Championship Series games); the NCAA (baseball and basketball championships and Final Four games); the 18 Minor Leagues (Minor League games); the National Association of Intercollegiate Athletics; the National Junior College Athletic Association; the Men's Senior Baseball League; the National Hockey League; the American Hockey League; the East Coast Hockey League, and USA Hockey.

     In addition, the Company's baseball products are endorsed by numerous athletes, including approximately 322 Major League Baseball players such as Ken Griffey Jr., Randy Johnson, Mark McGwire, Cal Ripken Jr. and Sammy Sosa. The Company's basketball products carry endorsements from approximately 32 college coaches including basketball's Lute Olson, Nolan Richardson and Marian Washington. The Company's football products are endorsed by Brett Favre of the Green Bay Packers. The products related to the Vic hockey business are used by over 100 professional hockey players and endorsed by players such as Zigmund Palffy, Jeff Hackett and Bill Guerin.

     The Company believes that endorsements by professional athletes and college coaches and affiliations with sports organizations enhance the Company's image and improve sales of its products. The Company's strategy is to obtain a broad array of endorsements and affiliations from national and regional sports organizations, college coaches and professional athletes in order to position its products to appeal to regional customer preferences, as well as to achieve national recognition.

     The licensing agreements with Major League Baseball Promotional Corporation and the 18 Minor Leagues, under which Rawlings is licensed to produce the baseballs used in the All-Star, World Series, Divisional Playoffs and League Championship
Series games, the official baseballs for the Minor League games and the NCAA basketball and baseball contracts, provide that the agreements will be subject to termination upon a change of control of Rawlings, as defined in the agreements, unless the change of control is approved by the Major League Baseball Promotional Corporation, the Minor Leagues or the NCAA.

Manufacturing, Product Procurement and Raw Materials

     Products manufactured in Rawlings' eight plants constituted approximately 33% of its net revenues in the year ended August 31, 1999 and the balance was derived from the sale of products manufactured by third-parties in Asia and Latin America and from licensing fees. The third-party sourced products are manufactured according to the Company's specifications by third-party manufacturers located outside the United States, including the Philippines, China, Thailand, Taiwan, Korea, Indonesia, Russia, Micronesia, Mexico and Guatemala. Each of five suppliers, Trion Corporation, Cortina International, Inc., Samyang Tongsang Company Limited, Topball Trading Co., Ltd. and Tayang Sporting Goods Co., Ltd., account for approximately 10% of the Company's raw material and finished goods purchases. The Company does not maintain formal supply contracts with these suppliers. The Company seeks to establish and build close working relationships with its third-party manufacturers that emphasize service, quality, reliability, loyalty and commitment. The Company continually monitors its sourced products to ensure they meet the Company's quality standards. The Company's arrangements with its non U.S. suppliers are subject to the risks of doing business abroad. The Company believes that the loss of any one of its non U.S. manufacturers would not have a material adverse effect on the Company's business and results of operations because other manufacturers are available to fulfill the Company's requirements.

     Rawlings operates eight manufacturing facilities in the United States, Canada and Costa Rica where it makes baseballs, apparel, baseball gloves, injection molded accessories, tanned leather, wood baseball bats, hockey sticks, gloves and pants. In 1994 the Company began relocating production of stock apparel to its Costa Rica factory to reduce operating costs. In 1997, the Company completed an expansion of capacity of its Costa Rica facility for additional stock apparel manufacturing. In 1999, Rawlings continued its policy of outsourcing items where internal manufacturing does not provide a competitive advantage by outsourcing footballs, additional baseball gloves and some hockey equipment.

     Rawlings obtains its raw materials from various sources which it considers to be adequate for fulfilling its requirements. To assure access to the highest quality leather for its baseballs, the Company acquired its Tennessee leather tanning facility in 1985. The Company depends upon a limited number of vendors for leather for its Heart of the Hide(Registered Trademark) baseball gloves. If any of these sources of raw materials were unavailable to the Company, the Company's operations could be adversely affected until alternative sources were found in the necessary quantities.

Trademarks and Patents

     The Rawlings(Registered Trademark) brand name and logo and the red "R" (Registered Trademark) logo as well as a number of product trademarks, including Finest in the Field(Registered Trademark), Rawlings Gold Glove Award(Registered Trademark) and The Mark of a Pro(Registered Trademark), are protected trademarks in various countries. As of August 31, 1999, Rawlings held 34 U.S. and 8 non U.S. patents, and had 6 U.S. patent applications and 7 non U.S. patent applications pending. Although Rawlings believes that collectively its patents are important to its business, the loss of any one patent would not have a material adverse effect on the Company's business and results of operations.

Competition

     Rawlings competes with numerous national and international companies which manufacture and distribute broad lines of sporting goods and related equipment and sports clothing as well as numerous manufacturers and suppliers of a limited variety of such products. Certain of the Company's competitors offer sports equipment not sold by the Company. Some of the Company's competitors are larger, and have substantially greater financial and other resources, than Rawlings. The Company's principal competitors include Wilson Sporting Goods Company (a wholly owned subsidiary of Amer Group Ltd.), Diamond Baseball Company, Spalding and Mizuno Company Limited in the baseball product line; Wilson Sporting Goods Company, Spalding and Riddell Sports Inc. in the basketball and football lines; and Russell Corporation and Wilson Sporting Goods Company in the apparel line; and Nike Bauer Hockey and The Hockey Company in hockey. While Rawlings is one of the leading manufacturers and distributors of team sports equipment in North America, competition in the sporting goods industry is intense and is based upon quality, price, product features and brand recognition. In addition, the competitive barriers to entry into the sporting goods industry in general are not significant.

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

     Pre-season orders for certain baseball-related products from certain customers are not required to be paid until early spring. These extended terms increase the risk of collectibility of accounts receivable. An increasing number of customers are on automatic replenishment systems; therefore, more orders are received on a ship-at-once basis. This change has resulted in shipments to the customer closer to the time the products are actually sold. This trend has and may continue to have the effect of shifting the seasonality and quarterly results of the Company with higher inventory and debt levels required to meet orders for immediate delivery. To offset these risks, the Company implemented in 1999 for the Spring 2000 season a Port of Entry (POE) program to encourage retailers to place early orders, as well as other changes in credit terms to reduce risk and debt levels in 2000.

     The sell-through of baseball-related products also affects the amount of inventory held by customers at the end of the season, which is carried over by the customer for sale in the next baseball season. Customers typically adjust their pre-season orders for the next baseball season to account for the level of inventory carried over from the preceding baseball season. Football equipment and team uniforms are both shipped by the Company and sold by retailers primarily in the period between March 1 and September 30. Hockey equipment and uniforms are shipped by the Company primarily in the period from May 1 to October 31. Basketballs and team uniforms generally are shipped and sold throughout the year. Because the Company's sales of baseball-related products exceed those of its other products, Rawlings' business is seasonal, with its highest net revenues and profitability recognized between November 1 and April 30.

Employees

     As of August 31, 1999, Rawlings employed approximately 1,520 people on a full-time basis, of whom 690 were based in the United States; 119 in Canada and 711 in Costa Rica. Of the total number of employees, approximately 1,319 were engaged in manufacturing, 151 were engaged in marketing and sales and 50 were engaged in administration. Approximately 270 of Rawlings' domestic employees are represented by the Union of Needletrades of Industrial Textile Employees, AFL-CIO-CLC or the Local 682 of the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America, under collective bargaining agreements which expire in November 2002 and February 2000, respectively. Both of these agreements automatically renew themselves for a period of twelve months from year to year thereafter, unless modified or terminated by written notice at least sixty days prior to any subsequent anniversary date. Rawlings believes that relations with its employees are good and that the collective bargaining agreements will be extended without material changes from the current contract.

YEAR 2000 ISSUES

     In 1998 the Company initiated a comprehensive program to replace its computer systems and applications with a Year 2000 compliant enterprise-wide system. The Company completed the installation of its main J.D. Edwards operating system in fiscal 1999. The remaining systems to be replaced relate to the outlet store operations, the Costa Rican facility and Vic operations and primarily consist of replacing personal computer hardware. The Company has incurred capital expenditures, including hardware, software, outside consultants and other expenses, of approximately $2.9 million on its new enterprise-wide system and expects that full implementation of the system will not require significant additional costs. The Company incurred approximately $300,000 in software selection and training costs that have been expensed since the beginning of fiscal 1997.

     The Company has formally communicated with its major vendors and suppliers to determine the extent to which the Company may be vulnerable to those third parties' failure to remediate their own Year 2000 issues. This included sending Year 2000 surveys and questionnaires to customers and vendors. Based on the responses received to date, the Company does not foresee any impact of non-compliance on the part of its major vendors. Management is currently developing contingency plans which include, but are not limited to, evaluating alternative vendors who are Year 2000 compliant and evaluating inventory management plans. Although the Company expects to be Year 2000 compliant by the completion of 1999 and does not expect to be materially impacted by the external environment, such future events cannot be known with certainty.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS, FINANCIAL
CONDITION OR BUSINESS

     Statements made in this report, other reports and proxy statements filed with the Securities and Exchange Commission, communications to stockholders, press releases and oral statements made by representatives of the Company that are not historical in nature, or that state the Company's or management's intentions, hopes, beliefs, expectations, or predictions of the future, are "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and involve risks and uncertainties. The words "should," "will be," "intended," "continue," "believe," "may," "expect," "hope," "anticipate," "goal," "forecast" and similar expressions are intended to identify such forward-looking statements. It is important to note that any such performance, and actual results, financial condition or business could differ materially from those expressed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below as well as those discussed elsewhere in reports filed with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time.

     Dependence on Baseball. Sales of baseball-related products constituted approximately 56% of the total net revenues of Rawlings in the year ended August 31, 1999. Adverse publicity or news coverage regarding professional or amateur baseball, strikes or other stoppages in play by athletes or umpires could create fan disaffection that could have a material adverse effect on the Company's sales. Similarly, poor weather conditions during the baseball season could have a material adverse effect on the Company's sales.

     Dependence on Foreign Manufacturing. The Company's dependence on foreign manufacturing is described above under "Manufacturing, Product Procurement and Raw Materials" and is subject to the risks of doing business abroad, such as changes in import duties, trade restrictions, work stoppages, labor laws, political instability, foreign currency fluctuations and other factors which could have a material adverse effect on the Company's business and results of operations.

     Seasonality. Customers generally place orders with the Company for baseball-related products beginning in August for shipment beginning in November (pre-season orders). Because the Company's sales of baseball-related products exceed those of its other products, Rawlings' business is seasonal, with its highest net revenues and profitability recognized between November 1 and April 30, which may shift in the future due to the trends discussed above.

     Reliance on Certain Customers. Sales to the ten largest customers of Rawlings constituted approximately 34% of the total net revenues of Rawlings in the year ended August 31, 1999, including one customer, Wal-Mart, which accounted for approximately 13% of 1999 net revenues. Although the Company has long-established relationships with many of its customers, the Company does not have long-term supply contracts with them. A decrease in business from any of its major customers could have a material adverse effect on the Company's results of operations and financial condition.

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

     Credit Agreement Restrictions. The Company's credit agreement with its existing lenders contains certain restrictions on the Company, including requirements as to the maintenance of net worth and certain financial ratios, payment of cash dividends, incurrence of additional indebtedness and the limitation of capital expenditures and there can be no assurance that the Company will be able to achieve and maintain compliance with those restrictions or obtain waivers to any non-compliance. Additionally, the Company is currently not in compliance with certain debt covenants contained in its amended and restated credit agreement with its current bank group. The Company has obtained a waiver of these covenants through December 31, 1999.
The Company is pursuing a refinancing of its debt and believes it can successfully conclude a long term debt refinancing.

In December 1999, the Company received a commitment to refinance its long-term credit facility. The credit facility will be asset based and supported by the Company's receivables, inventory and property, plant and equipment. Additionally, the facility provides for an incremental seasonal advance. The facility is scheduled to close and be funded prior to December 31, 1999. The proceeds from this new facility will be used to pay-off the existing credit facility. See "Management's Discussion and Analysis of Results of Operations and Financial Condition Liquidity and Capital Resources."

     Additional Factors. Additional risks and uncertainties that may affect future results of operations, financial condition or business of the Company include, but are not limited to: (i) interest in collectible sports memorabilia and the financial condition of memorabilia resellers; (ii) demand for the Company's products; (iii) the effect of economic and industry conditions on prices for the Company's products and its cost structure; (iv) negative reports by brokerage firms, industry and financial analysts regarding the Company or its products which may have the effect of reducing the reputation, goodwill or customer demand for, or confidence in, the Company's products; and (v) the ability to attract and retain capital for growth and operations on competitive terms. (See discussion above on Credit Agreement restrictions.)

EXECUTIVE OFFICERS OF THE REGISTRANT

        NAME             AGE                  POSITION

Stephen M. O'Hara        44        Chairman of the Board and
                                   Chief Executive Officer

Howard B. Keene          57        President and Chief Operating
                                   Officer

Michael L. Luetkemeyer   50        Chief Financial Officer

Stan W. Morrison         48        Executive Vice President,
                                   Sales and Marketing

Ted C. Sizemore          54        Senior Vice President,
                                   Worldwide Baseball Affairs

J. Michael Thompson      42        Vice President, Sales

Jonathan C. Hodgins      36        Vice President, Marketing

     Stephen M. O'Hara has served as Chairman of the Board and Chief Executive Officer since November 1998. From November 1994 until August 1998, Mr. O'Hara served as President of Specialty Catalog Corporation (SC), a public company, which is a direct marketer of niche consumer products. From November 1991 through November 1994, Mr. O'Hara was President of SC's largest subsidiary, Wigs by Paula, Inc., including the period of time when SC and its subsidiaries were in Chapter 11. Prior to 1991, Mr. O'Hara held various marketing positions at consumer product companies including Procter & Gamble, Kraft General Foods and CML Group. Mr. O'Hara has a MBA degree from the Harvard Graduate School of Business and an AB degree from Harvard College.

     Howard B. Keene has served as President and Chief Operating Officer since October 1997. From October 1997 to October 1998, Mr. Keene served as interim Chief Executive Officer and President. From April 1995 to October 1997 Mr. Keene served as Chief Operating Officer. From November 1992 to March 1995, Mr. Keene served as Vice President, Foreign Activity and Procurement of Rawlings. From February 1990 to November 1992, Mr. Keene served as International Purchasing Consultant for all divisions of Figgie International, Inc. He was President of Rawlings from 1987 to February 1990. From 1973 to 1987, Mr. Keene held various positions at Rawlings, primarily in product procurement. Mr. Keene has an undergraduate degree from Southern Illinois University.

     Michael L. Luetkemeyer has served as Chief Financial Officer of the Company since October 1999. From June 1998 until October 1999, Mr. Luetkemeyer had a financial consulting practice. From July 1997 until May 1998 Mr. Luetkemeyer served as Chief Financial Officer of Electronic Retailing Systems, Inc. (NASDAQ). Prior to 1997, Mr. Luetkemeyer held various financial positions at major industrial companies including General Electric, Lockheed-Martin and Harris Corporation. Mr. Luetkemeyer has a M.A. degree from the University of Missouri and undergraduate degrees from Rollins College and Southwest Missouri State University.

     Stan W. Morrison has served as Executive Vice President, Sales and Marketing of Rawlings since February 1999 having re-joined Rawlings as Vice President of Sales and Marketing in September of 1998. From 1993 to 1998, Mr. Morrison served as President of Legends Athletic, a $22 million sports apparel company. From 1985 to 1993, Mr. Morrison served as Senior Vice President of Sales and Marketing for Swingster, a $180 million sports apparel company. Prior to 1985, Mr. Morrison held various sales and marketing positions at Rawlings. Mr. Morrison has an undergraduate degree from the University of Missouri.

     Ted C. Sizemore has served as Senior Vice President, Worldwide Baseball Affairs for Rawlings since 1984, with primary responsibility for maintaining and strengthening the Company's relationship with sports organizations, players and coaches. Prior to 1984, Mr. Sizemore was a Major League Baseball player who played second base for a number of teams, including the Los Angeles Dodgers, the St. Louis Cardinals and the Philadelphia Phillies. Mr. Sizemore received Rookie of the Year honors with the Los Angeles Dodgers in 1969. Mr. Sizemore has an undergraduate degree from the University of Michigan.

     J. Michael Thompson has served as Vice President, Sales of Rawlings since July 1994. Mr. Thompson joined Rawlings in 1984 as a sales representative and was promoted in 1989 to western regional sales manager. Mr. Thompson has an undergraduate degree from the University of Southern Colorado.

     Jonathan C. Hodgins has served as Vice President, Marketing since April 1999. Prior to that he was President, Vic Hockey Division from September 1997 to April 1999. From September 1996 until joining the Company, Mr. Hodgins served as President and Chief Executive Officer of USA Skate, Inc., the previous owner of the Vic hockey business. From 1990 to 1996 Mr. Hodgins was employed by CCM/Sports Maska, Inc. in various management and executive capacities. From 1986 to 1990 Mr. Hodgins was employed by Canstar Sports Group in product management. Mr. Hodgins has an undergraduate degree from the University of Western Ontario.

ITEM 2.   PROPERTIES

     The following table sets forth certain information as of August 31, 1999 relating to Rawlings' principal properties:


                                            Approximate              Owned or
  Location          Purpose/Products       Size (sq. ft.)             Leased
Ava, Missouri       Manufacturing of                   90,000         Leased
(two adjoining      baseball gloves,                   60,000         Leased
facilities)         batter's helmets
                    and injection molded
                    accessories, as well
                    as ball inflation
                    and customization

Daveluyville,       Manufacturing of                   74,000        Owned
Quebec Canada       hockey sticks and
                    Canadian distribution
                    center

Dolgeville,         Manufacturing of                   80,500        Owned
New York            wood baseball bats
(three properties)

Fenton, Missouri    Corporate headquarters             26,100        Leased
(two facilities)    Research & Development            9,100          Leased

Licking, Missouri   Manufacturing of apparel          55,400         Owned
(two facilities)                                       55,000        Leased

London, Ontario     Manufacturing of                  5,000          Leased
Canada              goaltending equipment

Montreal, Quebec    Manufacturing of                  9,600          Leased
Canada              hockey protective

Springfield,        Warehouse/distribution             83,500        Owned
Missouri            center                             66,000        Leased
(two facilities)

Tullahoma,          Leather tanning                    69,000        Owned
Tennessee

Turrialba,          Manufacturing of baseballs         54,000        Owned
Costa Rica          and apparel

     In addition, Rawlings leases an average of 5,000 square feet for each of its three outlet stores. Rawlings also leases space for five regional sales offices.

     The Company believes that its facilities are suitable for their present and intended purposes and adequate for the Company's current and expected levels of operations.

ITEM 3.        LEGAL PROCEEDINGS.

Environmental Matters

     Like similar manufacturing companies, the Company is subject to various federal, state and local environmental laws, including those relating to air emissions, water discharges, and the storage, handling, disposal and remediation of petroleum and hazardous substances. The Company is not currently identified as a potentially responsible party under the federal Superfund law or comparable state laws at any of its properties or in connection with its shipments of waste from any of its facilities to offsite disposal locations.

     The Company has been conducting environmental investigation and remediation activities at its Dolgeville, New York facility (the "Site") with respect to the release of wood pitch into surrounding soil and surface water. In November 1997, the Company entered into a Voluntary Agreement with the New York State Department of Environmental Conservation (the "NYSDEC") to conduct certain environmental remediation activities related to the presence of wood pitch in the soils at the Site. The wood pitch was generated as a result of the operation, before Rawlings' ownership of the Site, of a retort facility by a third party unrelated to Rawlings. In December 1997, an environmental consulting firm retained by Rawlings initiated remediation activities under the oversight of the NYSDEC. In conducting the remediation activities under the Voluntary Agreement, it was discovered that the actual volume of wood pitch substantially exceeded the amount originally estimated by the environmental consulting firm. Some of the unanticipated, additional wood pitch has been remediated in accordance with the requirements of the Voluntary Agreement. The Company believes that a portion of the unanticipated, additional volume of wood pitch remaining at the Site may be outside the scope of the current Voluntary Agreement. Nevertheless, the Company expects to be required to address such additional wood pitch through an amendment to the Voluntary Agreement. In May 1998, the Company's environmental consultants completed an investigation of the amount of the additional wood pitch at the Site. Based upon the report received from the environmental consultants and the Company's historical experience with environmental matters at this Site, the Company recorded a $975,000 charge in 1998 to remediate the additional unanticipated wood pitch, which is reflected in unusual charges in the accompanying consolidated statement of income for fiscal 1998. In the year ended December 31, 1993, the Company recorded a charge of $1,559,000, which included the estimated clean up costs at this site. The Company's reserve for remediation costs as of August 31, 1999 was $987,000. In management's estimation, this amount is adequate to cover the expected remediation activities at the wood pitch Site.

     In June 1998, the Company filed an action in the Northern District of New York against Trident Rowan Group, Inc. (Trident Rowan), which the Company believes is the successor to the entity which owned the wood pitch Site during the period in which the wood pitch contamination occurred. The Company believes that the case against Trident Rowan is strong and all or a portion of the clean up costs associated with the wood pitch at the Site may be recoverable. However, due to the uncertainty associated with this matter, no receivable associated with a potential recovery has been recorded at this time and there can be no assurance that any amount will be recovered.

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

     None.


                             PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

STOCK EXCHANGE LISTING

     Rawlings' common stock is quoted on the Nasdaq National
Market System under the symbol RAWL. As of August 31, 1999, there were 652 shareholders of record.

     Common Stock          High      Low       Close
     1999 4th Qtr.       $11 3/8   $7 13/16  $  9 5/16
          3rd Qtr         12 3/8    8          10 1/16
          2nd Qtr         13        9 5/8      12 1/4
          1st Qtr         12 1/4    8 3/4      11 1/2

     1998 4th Qtr.        16 1/2     8 7/8      9
          3rd Qtr         15 5/8    11 5/8     15 3/8
          2nd Qtr         12 1/4    10 3/8     11 7/8
          1st Qtr         11 5/8     9 3/4     11 1/8

     The Company has paid no dividends.

     In November 1997 the Company issued warrants to purchase 925,804 shares of common stock at $12.00 per share to Bull Run Corporation for $3.07 per warrant. The warrants expire in November 2001 and are exercisable only if the Company's common stock closes above $16.50 for twenty consecutive trading days.

     The Company's existing amended and restated credit agreement has certain requirements including a restriction on the Company's ability to pay cash dividends.

ITEM 6.   SELECTED FINANCIAL DATA.

FIVE-YEAR FINANCIAL HIGHLIGHTS

The following table sets forth selected historical consolidated financial data for the business conducted by Rawlings Sporting
Goods Company, Inc. (Rawlings or the Company) for the five fiscal years ended August 31, 1999.


(Amounts in thousands,
except per share data)                  Years Ended August 31,
                              1999      1998      1997      1996      1995
INCOME STATEMENT DATA:
Net revenues              $165,391   $170,604   $147,600   $149,735  $144,141
Operating income               781      9,989     11,880     11,666    11,598
Net (loss) income           (3,361)     3,660      5,470      5,272     4,584
Net (loss) income
  per share                  (0.43)      0.47       0.71       0.69      0.60

BALANCE SHEET DATA:
Total assets              $121,657   $132,532   $101,264   $102,252   $97,783
Long-term debt,
  including current
  maturities                51,148     57,109     32,673     38,700    43,900


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

Certain statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations may constitute "forward-looking statements." These statements are not guarantees of future financial condition, performance or operations and involve certain risks and uncertainties that are difficult to quantify or, in some cases, to identify. A description of the important factors that could cause the Company's future results to differ materially from past results are described in Item 1, above.

YEAR ENDED AUGUST 31, 1999 COMPARED TO THE YEAR ENDED AUGUST 31,
1998

RESULTS OF OPERATIONS

Net revenues for the year ended August 31, 1999 (1999) were $165,391,000 or 3.1 percent lower than net revenues of $170,604,000 for the year ended August 31, 1998 (1998). The decrease in net revenues from the prior year was primarily the result of lower sales volume in baseball gloves, radar speed-sensing baseballs, basketballs and footballs, partially offset by an increase in wood bat and apparel sales. The increase in wood bat sales can be attributed to the popularity of Mark McGwire related bats. Football sales decreased as a result of the decision not to renew the NCAA contract and some loss of customer sales due to inventory availability issues during the fourth quarter. Radar speed-sensing baseball sales were soft in 1999 after an initial introduction of the product at the end of 1998.

Gross margin in 1999 was 28.8 percent, down 1.4 margin points from the 1998 gross margin of 30.2 percent. A third quarter charge for a voluntary recall of slow pitch softball aluminum bats, sales of memorabilia baseballs at a lower than normal margin and a fourth quarter write down of remaining radar speed-sensing baseball inventory were primarily responsible for the decrease.

Selling, general and administrative (SG&A) expenses for 1999 were $46,890,000 (28.4% of net revenues). This was 17.3 percent higher than SG&A expenses of $39,989,000 (23.4% of net revenues) in fiscal 1998. Higher salaries, advertising and promotional costs, professional fees and royalties were primarily responsible for the increase.

Interest expense of $4,699,000 in 1999 was 11.4 percent higher than interest expense of $4,218,000 in 1998. Higher interest rates associated with the amended credit agreement is primarily responsible for the increase.

The effective tax rate of (19.0) percent in 1999 was 52.7 points lower than the effective tax rate of 33.7 percent in 1998 due to a valuation allowance recorded in 1999 on the Company's foreign tax credits which expire from 2000 to 2003.

YEAR ENDED AUGUST 31, 1998 COMPARED TO THE YEAR ENDED AUGUST 31,
1997

RESULTS OF OPERATIONS

Net revenues for 1998 were $170,604,000 or 15.6 percent higher than net revenues of $147,600,000 for the year ended August 31, 1997 (1997). Net revenues in 1998 excluding the impact of the Victoriaville (Vic) hockey business acquired in September 1997 increased 9.8 percent over 1997. The Company experienced 8.9 percent growth in net revenues of baseball-related products. Net revenues from basketball, football and volleyball equipment increased 15.9 percent primarily fueled by growth at major accounts. Apparel net revenues increased 23.1 percent.

Gross margin in 1998 was 30.2 percent, down 0.6 of a margin point from the 1997 gross margin of 30.8 percent. Decreased licensing revenues and the write-off associated with early adoption of the NCAA aluminum bat standard were primarily responsible for the decrease.

SG&A expenses for 1998 were $39,989,000 or 19.0 percent higher than SG&A expenses of $33,609,000 in fiscal 1997. As a percent of net revenues SG&A expenses were 23.4 percent in fiscal 1998 compared to 22.8 percent in fiscal 1997. Higher variable salesmen compensation, royalties, advertising and promotion costs and the costs associated with the write-off of the prior computer system were primarily responsible for the increase.

Unusual charges of $1,475,000 in 1998 included a $975,000 environmental charge associated with additional remediation costs at the Company's Dolgeville, New York facility and a $500,000 one time charge associated with changes in the Chief Executive Officer's position. This charge included severance and related benefits, legal costs and other costs associated with changes in the Chief Executive Officer's position.

Interest expense of $4,218,000 in 1998 was 35.4 percent higher than interest expense of $3,115,000 in 1997. Higher average debt outstanding resulting from the Vic hockey acquisition and higher working capital levels were primarily responsible for the increase.

The effective tax rate of 33.7 percent in 1998 was 3.3 points lower than the effective tax rate of 37.0 percent in 1997. The decrease in the effective tax rate is primarily the result of a change in the mix of foreign and domestic income.

SEASONALITY

See discussion on Seasonality in Part I, Item 1 of this document.

ENVIRONMENTAL MATTERS

See discussion on Environmental Matters - Part I, Item 3 of this document.

YEAR 2000 ISSUES

See discussion on Year 2000 issues in Part I, Item 1 of this document.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are cash provided by operating activities and the amended and restated credit agreement with a bank group more fully described in Note 9 to the financial statements. As amended in October, 1999, the amended and restated credit agreement has a maturity date of April, 2000, and as a result the debt evidenced by such agreeement has been reclassified as current on the Company's balance sheet. The Company's primary use of cash is to fund its working capital needs, capital expenditures and debt service requirements. In September 1997, the Company used cash borrowings under its credit agreement to acquire the net assets of the Victoriaville hockey business. The Company's working capital requirements are seasonal with higher investments in working capital generally required in the period that begins in September and ends in April of the succeeding year. The change in the timing of orders and shipments to retailers closer to when the products are actually sold to the retailers' customers may increase the amount of working capital required by the Company and may increase required levels of financing. Detailed information on the Company's cash flows is presented in the consolidated statements of cash flows.

YEAR ENDED AUGUST 31, 1999

Operating activities provided cash of $7,465,000 as a result of decreases in accounts receivable and inventories partially offset by the net loss. Operating cash flows were $16,049,000 higher than 1998 primarily as a result of lower accounts receivable and inventories. Investing activities used cash of $1,932,000 primarily for capital expenditures for normal property and plant improvements. Financing activities used cash of $4,957,000 which included net repayment of borrowings of $5,961,000 and the issuance of common stock of $1,004,000.

The Company is attempting to refinance its debt to more favorable terms and it believes it can successfully conclude a long term debt refinancing. The Company believes that cash flow from operations and the successful refinancing of its debt should be sufficient to fund its anticipated working capital needs, capital expenditures and debt service requirements. However, because future cash flows and the availability of financing depend on a number of factors, including prevailing economic conditions and financial, business and other factors beyond the Company's control, no assurances can be given in this regard.

Additionally, the Company is currently not in compliance with certain debt covenants under its amended and restated credit agreement with its current bank group. The Company has obtained a temporary waiver of these covenants through December 31, 1999. Upon expiration of the waiver on December 31, 1999, the defaults could be reinstated and the lenders would have all the rights and remedies provided for in the amended and restated credit agreement. In addition, the Company, in consideration for waiving the defaults under the amended and restated credit agreement, agreed to pay a supplemental commitment fee of twenty-five basis points, payable on a gross percentage basis and not a per annum basis, on the last day of each month, commencing on December 31, 1999, on the full amount of the aggregate revolving credit commitment then in effect. Based on the aggregate revolving credit commitment in effect on the date hereto, the supplemental commitment fee would be $175,000.

In December 1999, the Company received a commitment to refinance its long-term credit facility. The credit facility will be asset based and supported by the Company's receivables, inventory and property, plant and equipment. Additionally, the facility provides for an incremental seasonal advance. The facility is scheduled to close and be funded prior to December 31, 1999. The proceeds from this new facility will be used to pay-off the existing credit facility.

YEAR ENDED AUGUST 31, 1998

Operating activities used cash of $8,584,000, primarily the result of increases in accounts receivable and inventories partially offset by net income and depreciation and amortization. Operating cash flows were $17,135,000 lower than 1997 primarily as a result of higher inventories and lower net income. Investing activities used cash of $17,698,000 primarily for the acquisition of the Vic hockey business and capital expenditures for normal property and plant improvements and to purchase and implement the Company's new computer system. Financing activities provided cash of $26,412,000 which included net borrowings of $24,436,000 and the issuance of warrants and common stock of $1,976,000.

YEAR ENDED AUGUST 31, 1997

Operating cash flows of $8,551,000 were primarily the result of net income adjusted for non cash charges and lower inventory levels partially offset by lower accounts payable and higher accounts receivable. Operating cash flows were $3,321,000 higher than 1996 primarily as a result of lower inventory levels and a smaller increase in accounts receivable partially offset by a reduction in accounts payable in 1997 compared to an increase in 1996. Investing activities used cash of $2,844,000 primarily for capital expenditures for normal property and plant improvements, the upgrading of certain plants to improve production capacity and efficiency and to upgrade the Company's systems. Financing activities used cash of $5,764,000 which included a net debt repayment of $6,027,000 partially offset by issuance of common stock of $263,000.

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board recently issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which requires that all derivatives be recognized as either assets or liabilities in the statement of financial position at fair value unless specific hedge criteria are met. The Company is required to adopt this statement in 2001. Adoption is not expected to significantly impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited primarily to the form and content of its disclosures.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK.

INTEREST RATE AND FOREIGN CURRENCY MANAGEMENT ACTIVITIES

The Company has previously engaged in interest rate and foreign currency management activities with the objective of limiting exposure to interest rate increases related to the Company's long-term debt by converting a portion of the Company's variable rate debt to a fixed rate and limiting the exposure to foreign currency exchange rate fluctuations. The interest rate and foreign currency objectives were achieved through the use of interest rate swaps as described in Note 9 to the financial statements and the foreign currency contracts as described in
Note 1 to the financial statements. As of August 31, 1999 the Company did not have any outstanding interest rate swaps or foreign currency contracts and believes it does not have any material exposure to interest rate changes or foreign currency fluctuations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE STOCKHOLDERS OF RAWLINGS SPORTING GOODS COMPANY, INC.:

We have audited the accompanying consolidated balance sheets of Rawlings Sporting Goods Company, Inc. (a Delaware corporation) and subsidiaries (the Company) as of August 31, 1999 and 1998 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended August 31, 1999. These financial statements are the responsibility of Rawlings' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rawlings Sporting Goods Company, Inc. and subsidiaries as of August 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations and its debt has been reclassified as a current liability reflecting the most recent amendments to the credit agreement between the Company and its lenders. There can be no guarantee of the Company's ability to obtain long-term financing to replace its current facility which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ARTHUR ANDERSEN LLP
St. Louis, Missouri
December 14, 1999

      RAWLINGS SPORTING GOODS COMPANY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
          (Amounts in thousands, except per share data)


                                               Years Ended August 31,
                                          1999         1998      1997

Net revenues                            $165,391    $170,604   $147,600
Cost of goods sold                       117,720     119,151    102,111
 Gross profit                             47,671      51,453     45,489
Selling, general and
 administrative
 expenses                                 46,890      39,989      33,609
Unusual charges (See Note 6)                   -       1,475          -
 Operating income                            781       9,989     11,880
Interest expense                           4,699       4,218      3,115
Other expense, net                           232         251         83
 Income (loss) before
   income taxes                          (4,150)       5,520      8,682
Provision (benefit) for
 income taxes                              (789)       1,860      3,212
 Net income (loss)                      $(3,361)      $3,660     $5,470

Net income (loss)
  per common share:
   Basic                                 ($0.43)       $0.47      $0.71
   Diluted                               ($0.43)       $0.47      $0.71

Shares used in computing
per share amounts:
 Basic                                     7,853       7,777      7,712
 Assumed exercise of
   stock options                              21          41          6
 Diluted                                   7,874       7,818      7,718

The accompanying notes are an integral part of these consolidated statements.

      RAWLINGS SPORTING GOODS COMPANY, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
     (Amounts in thousands, except share and per share data)


                                                        August 31,
                                                     1999        1998
Assets
Current assets:
 Cash and cash equivalents                          $1,438        $862
 Accounts receivable, net of
   allowance of $2,538 and
   $2,043, respectively                             32,048      40,352
 Inventories                                        39,749      43,573
 Prepaid expenses                                      928         673
 Deferred income taxes                               3,983       2,927
   Total current assets                             78,146      88,387
Property, plant and equipment, net                  12,570      12,911
Deferred income taxes                               21,460      22,340
Goodwill, net                                        8,112       8,326
Other assets                                         1,369         568
   Total assets                                   $121,657    $132,532

Liabilities and Stockholders' Equity
Current liabilities:
 Current portion of long-term debt                 $51,015         $61
 Accounts payable                                    8,518       9,047
 Accrued liabilities                                11,059      12,547
   Total current liabilities                        70,592      21,655
Long-term debt, less current maturities                133      57,048
Other long-term liabilities                          8,855       9,577
   Total liabilities                                79,580      88,280
Stockholders' equity:
 Preferred stock, $.01 par
   value per share,
   10,000,000 shares authorized,
   no shares issued and outstanding                      -           -
 Common stock, $.01 par value
   per share, 50,000,000 shares
   authorized, 7,897,708 and 7,794,483
   shares issued and outstanding,
   respectively                                         79          78
 Additional paid-in capital                         30,482      29,479
 Stock subscription receivable                     (1,421)     (1,421)
 Cumulative other comprehensive income             (1,399)     (1,581)
 Retained earnings                                  14,336      17,697
     Stockholders' equity                           42,077      44,252
     Total liabilities and
       stockholders' equity                       $121,657    $132,532

The accompanying notes are an integral part of these consolidated balance sheets.

      RAWLINGS SPORTING GOODS COMPANY, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            (Amounts in thousands, except share data)


                                                                         Cumu-
                                                            Stock       lative
                                                           Subscrip-    Other                    Total
                                             Additional     tion       Compre-                   Stock-         Comprehen-
                       Common   Stock         Paid-in      Receiv-     hensive    Retained       holder's          sive
                       Shares   Amount        Capital        able      Income     Earnings       Equity          Income

Balance,
  August 31,
  1996              7,697,527    $77           $25,820      $    -     $    -     $ 8,567        $34,464
Net income                  -      -                 -           -          -       5,470          5,470         $5,470
Issuance of
  common stock         28,287      -               263           -          -           -            263              -
Comprehensive
  income                                                                                                         $5,470
Balance,
  August 31,
  1997              7,725,814     77            26,083           -          -      14,037         40,197

Net income                  -      -                 -           -          -       3,660          3,660         $3,660
Issuance of
  common stock         68,669      1               704           -          -           -            705              -
Issuance of
  warrants                  -      -             2,692     (1,421)          -           -          1,271              -
Translation
  adjustments               -      -                 -           -    (1,581)           -        (1,581)        (1,581)
Comprehensive
  income                                                                                                         $2,079
Balance,
  August 31,
  1998              7,794,483     78            29,479     (1,421)    (1,581)      17,697         44,252

Net loss                    -      -                 -           -          -     (3,361)        (3,361)       $(3,361)
Issuance of
  common stock        103,225      1             1,003           -          -           -          1,004              -
Translation
  adjustments               -      -                 -           -        182           -            182            182
Comprehensive
  income                                                                                                       $(3,179)
Balance,
  August 31,
  1999              7,897,708    $79           $30,482    $(1,421)   $(1,399)     $14,336        $42,077

The accompanying notes are an integral part of these consolidated statements.

      RAWLINGS SPORTING GOODS COMPANY, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Amounts in thousands)

                                                         Years Ended August 31,
                                              1999                1998           1997
Cash flows from operating activities:
 Net (loss) income                        $(3,361)              $3,660         $5,470
 Adjustments to reconcile
   net (loss) income to
   net cash provided by
   (used in) operating
   activities :
      Depreciation and
        amortization                         2,576               1,781          1,220
      Loss (gain) on
          disposal of equipment                  -                 101          (150)
      Deferred income taxes                  (889)               1,019          2,642
 Changes in operating
   assets and liabilities:
      Accounts receivable, net               8,304             (3,742)        (2,878)
        Inventories                          3,824            (10,608)          2,634
        Prepaid expenses                     (255)                 279            537
        Other assets                         (926)                  93          (242)
        Accounts payable                     (529)                  19        (1,263)
        Accrued liabilities and
          other                            (1,279)             (1,186)            581
Net cash provided by (used in)
 operating activities                        7,465             (8,584)          8,551

Cash flows from investing activities:
 Capital expenditures                      (1,932)             (3,600)        (2,994)
 Acquisition of a business                       -            (14,098)              -
 Proceeds from sale of equipment                 -                   -            150
Net cash used in investing
 activities                                (1,932)            (17,698)        (2,844)

Cash flows from financing activities:
 Borrowings of long-term debt               44,050             108,450         41,448
 Repayments of long-term debt             (50,011)            (84,014)       (47,475)
 Issuance of common stock                    1,004                 705            263
 Issuance of warrants                            -               1,271              -
Net cash (used in) provided
 by financing activities                   (4,957)              26,412        (5,764)

Net increase (decrease) in
 cash and cash equivalents                     576                 130           (57)

Cash and cash equivalents,
 beginning of year                             862                 732            789

Cash and cash equivalents,
 end of year                                $1,438                $862           $732

Supplemental disclosures of
 cash flow information:
   Cash paid during the year for:
     Interest                               $4,564              $4,216         $3,159
     Income taxes                              300                 631            383

The accompanying notes are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Rawlings Sporting Goods Company, Inc. and all of its subsidiaries (Rawlings or the Company). All significant intercompany transactions have been eliminated.

BUSINESS

Rawlings manufactures and distributes sports equipment and uniforms to team sports such as baseball, basketball, football, and hockey predominately in the United States.

CASH AND CASH EQUIVALENTS

Cash equivalents consist of short-term, highly liquid investments with a maturity when purchased of three months or less.

INVENTORIES

Inventories are valued at the lower of cost or net realizable value with cost principally determined on a first-in, first-out method. Cost includes materials, labor and overhead.

PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment is stated at cost and depreciation is generally computed on a straight-line basis. The principal rates of depreciation are as follows:

          Buildings and improvements             20-30 years
          Machinery and equipment                 5-12 years
          Other                                   4-10 years

INCOME TAXES

Deferred income taxes are recorded for temporary differences in reporting income and expenses for tax and financial statement purposes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Incomes Taxes (SFAS No. 109).

TRANSLATION AND HEDGING OF FOREIGN CURRENCIES

The assets and liabilities of foreign branches and subsidiaries are translated into U.S. dollars at current exchange rates and profit and loss accounts are translated at average annual exchange rates. Resulting translation gains and losses are included as cumulative other comprehensive income, a separate component in Stockholders' Equity. Foreign exchange transaction losses of $10, $0 and $25 were included in the results of operations for the fiscal years ended August 31, 1999, 1998 and 1997, respectively.

The Company has utilized forward foreign currency contracts to minimize the impact of currency movements on anticipated royalty payments denominated in Japanese yen. In June and September 1998, the Company entered into forward contracts to sell Yen 75 million and Yen 150 million with fixed exchange rates and maturity dates which aligned with the royalty payments received in February and August 1999, respectively. The Company has no forward foreign currency contracts outstanding as of August 31, 1999.

COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement requires that all items recognized under accounting standards as components of comprehensive income be reported in the financial statements. The Company has included these disclosures in the accompanying Consolidated Statements of Stockholders' Equity.

FINANCIAL INSTRUMENTS

The fair value of the Company's financial instruments approximates their carrying amounts. Fair value for all financial instruments other than long-term debt, for which no quoted market prices exist, was based on appropriate estimates. The value of the Company's long-term debt is estimated based on market prices for similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

RECLASSIFICATION

Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.

USE OF ESTIMATES

These financial statements have been prepared on the accrual basis of accounting, which require the use of certain estimates by management, in determining the Company's assets, liabilities, revenues and expenses. Resolution of certain matters could differ significantly from the resolution that is currently expected.

NOTE 2.  GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the year ended August 31, 1999, the Company incurred a loss of $3,361 and has classified all of its debt as current reflecting the most recent amendment to the credit agreement between the Company and its lenders. There can be no guarantee of the Company's ability to obtain long term financing to replace its current facility which raises doubt about its ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of liabiltiies that might be necessary should the Company be unable to continue as a going concern. As described in Note 9, the Company's credit agreement expires in April 2000, and thus the Company has classified the balance of its long-term debt as a current liability. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreement, to obtain additional financing or refinancing as may be required, and ultimately to attain profitability.

In December 1999, the Company received a commitment to refinance its long-term credit facility. The credit facility will be asset based and supported by the Company's receivables, inventory and property, plant and equipment. Additionally, the facility provides for an incremental seasonal advance. The facility is scheduled to close and be funded prior to December
31, 1999. The proceeds from this new facility will be used to pay-off the existing credit facility. In addition, the Company has retained an investment banking firm to examine various strategic alternatives, which examination is ongoing as of the date of this report.

NOTE 3.  ACQUISITION

On September 12, 1997 the Company acquired the net assets of the Victoriaville hockey business. The acquisition was accounted for under the purchase method and accordingly, the results of operations were included in the Company's consolidated statements of income from the date of acquisition. The purchase price, paid in cash, has been allocated to the assets and liabilities and the excess of cost over the fair value of net assets acquired is being amortized over a forty year period on a straight-line basis with accumulated amortization as of August 31, 1999 and 1998 of $418 and $204, respectively. The purchase price allocation was as follows:

          Net assets                               $ 5,568
          Goodwill                                   8,530
          Total purchase price                     $14,098

NOTE 4.  INVENTORIES

Inventories consist of the following:

                                                   August 31,
                                              1999           1998

          Raw materials                     $8,447         $9,552
          Work in process                    1,977          2,497
          Finished goods                    29,325         31,524
          Total inventories                $39,749        $43,573

NOTE 5.  PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following:

                                                        August 31,
                                                   1999           1998

Buildings and improvements                       $6,198         $6,143
Machinery and equipment                          19,111         17,598
Other                                             3,150          2,926
Total property, plant and
  equipment                                      28,459         26,667
Less - Accumulated depreciation                (15,889)       (13,756)
Property, plant and equipment, net              $12,570        $12,911

NOTE 6.  UNUSUAL CHARGES

ENVIRONMENTAL

The Company has been conducting environmental investigation and remediation activities at its Dolgeville, New York facility (the "Site") with respect to the release of wood pitch into surrounding soil and surface water. In November 1997, the Company entered into a Voluntary Agreement with the New York State Department of Environmental Conservation (the "NYSDEC") to conduct certain environmental remediation activities related to the presence of wood pitch in the soils at the Site. The wood pitch was generated as a result of the operation, before Rawlings' ownership of the Site, of a retort facility by a third party unrelated to Rawlings. In December 1997, an environmental consulting firm retained by Rawlings initiated remediation activities under the oversight of the NYSDEC. In conducting the remediation activities under the Voluntary Agreement, it was discovered that the actual volume of wood pitch substantially exceeded the amount originally estimated by the environmental consulting firm. Some of the unanticipated, additional wood pitch has been remediated in accordance with the requirements of the Voluntary Agreement. The Company believes that a portion of the unanticipated, additional volume of wood pitch remaining at the Site may be outside the scope of the current Voluntary Agreement. Nevertheless, the Company expects to be required to address such additional wood pitch through an amendment to the Voluntary Agreement. In May 1998, the Company's environmental consultants completed an investigation of the amount of the additional wood pitch at the Site. Based upon the report received from the environmental consultants and the Company's historical experience with environmental matters at this Site, the Company recorded a $975 charge to remediate the additional unanticipated wood pitch, which is reflected in unusual charges in the accompanying consolidated statement of income for 1998. In the year ended December 31, 1993, the Company recorded a charge of $1,559 which included the estimated clean up costs at this Site. The Company's reserve for remediation costs as of August 31, 1999 was $987. In management's estimation, this amount is adequate to cover the expected remediation activities at the wood pitch Site.

In June 1998, the Company filed an action in the Northern District of New York against Trident Rowan Group, Inc. (Trident Rowan), which the Company believes is the successor to the entity which owned the wood pitch Site during the period in which the wood pitch contamination occurred. The Company believes that the case against Trident Rowan is strong and all or a portion of the clean up costs associated with the wood pitch at the Site may be recoverable. However, due to the uncertainty associated with this matter, no receivable associated with a potential recovery has been recorded at this time and there can be no assurance that any amount will be recovered.

CHANGE IN CHIEF EXECUTIVE OFFICER

In October 1997, the Company recorded a $500 charge for severance and related benefits, legal costs and other costs associated with changes in the Chief Executive Officer's position. This charge has been included in unusual charges in the accompanying consolidated statement of income. In November 1998, Stephen M. O'Hara was named Chairman and Chief Executive Officer of Rawlings.

NOTE 7.  ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                                       August 31,
                                                  1999           1998

Salary, benefits and other taxes               $  4,489       $  4,670
Royalties             990                         1,975
Environmental                                       987          1,082
Payable to former parent                              -          1,346
Other                                             4,593          3,474
Accrued liabilities                             $11,059        $12,547

NOTE 8.  INCOME TAXES

The income tax provision (benefit) is as follows:

                                           1999              1998        1997
Current:
  Federal                                 $(200)           $  724      $  472
  State and other                           300               117          98
     Total current                          100               841         570

Deferred:
  Federal                                (1,389)          (1,184)      (2,464)
  Foreign                                  (250)            (281)           -
  State and other                          (496)             116          178
     Total deferred                      (2,135)           1,019        2,642
  Valuation allowance                     1,246                -            -
     Total income tax
       (benefit) provision                $(789)          $1,860       $3,212

A reconciliation between the provision for income taxes computed at the Federal statutory rate and the rate used for financial reporting purposes is as follows:

                                                  1999                                 1998                         1997
                                      Amount                  %              Amount             %         Amount            %
Expected provision (benefit)
  at the statutory rate              $(1,453)               (35.0)           $1,932            35.0       $3,039           35.0
State & other taxes,
  net of federal tax benefit            (117)                (2.8)              232             4.2          365            4.2
Lower tax rates on
  foreign income                        (576)               (13.9)            (265)            (4.8)        (118)          (1.4)
Valuation allowance                    1,246                 30.0                 -               -            -              -
Other                                    111                  2.7              (39)            (0.7)         (74)          (0.8)
Total income tax
  provision (benefit)                  $(789)               (19.0)           $1,860            33.7       $3,212           37.0


The significant components of deferred taxes which are included in the accompanying balance sheets are as follows:

                                             1999                              1998
                                                  Deferred                            Deferred
                                   Deferred          Tax             Deferred            Tax
                                   Tax Assets     Liabilities        Tax Assets       Liabilities
Intangible assets                  $19,720        $    -              $22,440         $    -
Operating loss
 carryforward                        2,976             -                  316              -
Foreign tax credits                  1,458             -                  851              -
Receivable reserve                     512             -                  157              -
Environmental reserve                  363             -                  410              -
Inventory                            1,773             -                  718              -
Other accruals                       1,135             -                1,442              -
Other                                  390         1,638                  433          1,500
Valuation allowance                (1,246)             -                    -              -
Total                              $27,081        $1,638              $26,767         $1,500

In 1999 the Company recorded a valuation allowance of $1,246 against certain foreign tax credits set to expire in 2000 to 2003. The Company's net operating loss carryforward expires in 2019 and the foreign tax credits expire in 2000 to 2004.

Income taxes have not been provided on the undistributed income
(approximately $3,820) of a foreign subsidiary, which the Company does not intend to be remitted to the U.S.

NOTE 9.  DEBT AND CAPITAL LEASES

Debt consists of the following:

                                                            August 31,
                                                        1999          1998

Credit agreement with banks due
  April 2000, average interest
  rate of 9.50% and 6.65%, respectively              $50,950        $56,850
Obligation under capital lease,
  interest rate of 4.90%                                 198            259
Total debt                                            51,148         57,109

Less current maturities                              (51,015)           (61)
Total long-term debt                               $     133        $57,048


In 1997, the Company maintained a $72,000 variable rate unsecured credit agreement with a bank group. In September 1997, the Company amended and restated the unsecured credit agreement with a bank group which, among other matters, increased the facility to $90,000 and extended the maturity date to September
1, 2002. The amended and restated credit agreement, among other matters, required the Company to meet certain financial covenants including a minimum fixed charge coverage, a required ratio of maximum total debt to total capitalization, a minimum net worth and restricted the Company's ability to pay cash dividends. In June 1998, the Company amended the credit agreement to, among other matters, exclude the unusual charges from the minimum fixed charge coverage covenant. In March 1999, the Company renegotiated debt covenants by amending the existing credit agreement with an increase in interest rates. In July
1999, the credit agreement was amended to become an asset based borrowing vehicle. Available credit under the amended agreement is based on a percentage of net receivables, inventory and property, plant and equipment. In September 1999, the agreement was amended to increase the allowable borrowing base by $4,000 with an additional increase in interest rates. In October 1999, the credit agreement was amended increasing the allowable borrowing base to a percentage of assets plus $10,000 with a maximum availability of $70,000. This last amendment changed the maturity date of the agreement to April 2000, and as a result, the debt evidenced by such agreement has been reclassified as current on the Company's balance sheet. Additionally, the Company is currently not in compliance with certain debt covenants under its amended and restated credit agreement with its current bank group. The Company has obtained a temporary waiver of these covenants through December 31, 1999. Upon expiration of the waiver on December 31, 1999, the defaults could be reinstated and the lenders would have all the rights and remedies provided for in the amended and restated credit agreement. In addition, the Company, in consideration for waiving the defaults under the amended and restated credit agreement, agreed to pay a supplemental commitment fee of twenty-five basis points, payable on a gross percentage basis and not a per annum basis, on the last day of each month, commencing on December 31, 1999, on the full amount of the aggregate revolving credit commitment then in effect. Based on the aggregate revolving credit commitment in effect on the date hereto, the supplemental commitment fee would be $175,000.

The Company is pursuing the refinancing of its debt to more favorable terms and believes it can successfully conclude a long-term debt refinancing. The Company has classified this debt as current in the consolidated balance sheet. See Note 2 for a discussion of the Company's plan to continue as a going concern and to refinance its debt.

As of August 31, 1999 the Company had outstanding letters of credit of $816 under the credit agreement with banks.

In October 1995 the Company entered into a two-year interest rate swap agreement with a commercial bank under which the Company received a floating rate based on three month LIBOR through September 1997 on $25,000 and paid a fixed rate of 6.50 percent. In October 1997, the Company entered into a two-year interest rate swap agreement with a commercial bank under which the Company received a floating rate based on three month LIBOR through October 1999 on $30,000 and paid a fixed rate of 7.00 percent. These transactions effectively converted a portion of the Company's debt from a floating rate to a fixed rate.

The Company uses interest rate swaps, with the objective of reducing exposure to increases in short-term interest rates, by fixing the interest rate on a portion of its debt for a period of time. The interest differential, to be paid or received on an interest rate swap, is recognized as an adjustment to interest expense as the differential occurs.

NOTE 10.  OTHER LONG-TERM LIABILITIES

In July 1994, Figgie International, Inc. (the former parent) transferred the net assets of the Rawlings business to the Company. The assets and liabilities transferred to Rawlings were recorded at the predecessor's cost for financial reporting purposes. For tax purposes, the transaction resulted in a step-up of the basis of the assets transferred determined by the fair value paid by the Company for the Rawlings business. Under the terms of a tax sharing and separation agreement between the Company and the former parent, the Company is required to pay the former parent 43 percent of the tax benefits resulting from the step-up in the tax basis of the assets as the benefit of the step-up is realized. The amount of the obligation to pay the former parent that is not expected to be paid in the next year is recorded as other long-term liabilities.

NOTE 11.  EMPLOYEE BENEFITS

COMPANY-SPONSORED DEFINED CONTRIBUTION PLANS

Substantially all U.S. salaried employees and certain U.S. hourly employees are covered by a defined contribution (Section 401(k)) plan that provides funding based on a percentage of compensation. The Company's contributions to the plan were $323, $327 and $242 in 1999, 1998 and 1997, respectively.

MULTI-EMPLOYER PENSION PLANS

Certain union employees participate in multi-employer defined benefit pension plans. Contributions to the plans were $171, $194 and $201 in 1999, 1998 and 1997, respectively.

NOTE 12.  STOCK OPTIONS

The 1994 Rawlings Long-Term Incentive Plan, as amended (the 1994 Incentive Plan), provides for the issuance of up to 1,125,000 shares of Rawlings common stock upon the exercise of stock options and stock appreciation rights, and as restricted stock, deferred stock, stock granted as a bonus or in lieu of other awards and other equity-based awards. The 1994 Non-Employee Directors Stock Plan (1994 Directors Stock Plan) provides for the issuance of up to 50,000 shares of Rawlings common stock to non-employee directors upon the exercise of stock options or in lieu of director's fees.

Stock options granted under the 1994 Incentive Plan and the 1994 Directors Stock Plan have exercise prices equal to the market price on the date of grant, vest over three to four years from the date of grant and, once vested, are generally exercisable over ten years following the date of grant.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1999, 1998 and 1997 consistent with the provisions of this statement, the Company's net income and net income per share would have been as follows (in thousands, except net income per share):

                                            1999        1998          1997

Net (loss) income                         $(4,542)     $2,956        $4,910
Net (loss) income per share                $(0.58)      $0.38         $0.64

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997: dividend yield of 0 percent, expected volatility of 43.0 percent, 40.0 percent and 54.0 percent in 1999, 1998 and 1997, respectively, risk-free interest rate of 4.8 percent, 5.4 percent and 6.4 percent in 1999, 1998 and 1997, respectively and expected life of six years. The weighted average grant date fair value of options was $4.77, $6.59 and $5.82 for 1999, 1998 and 1997, respectively.

OPTION ACTIVITY IS AS FOLLOWS:

                                                  1999               1998               1997
Outstanding at beginning of year                 610,810           631,137            483,185
Granted                                          412,850           178,000            160,378
Exercised                                        (70,376)          (44,548)            (1,000)
Cancelled                                        (86,156)         (153,779)           (11,426)
Outstanding at end of year                       867,128           610,810            631,137

Shares exercisable                               392,337           313,899            327,541

Price of stock options:
  Granted                                    $8.88 - $14.00     $11.88 - $13.63   $8.31 - $12.13
  Exercised                                  $9.00 - $ 9.75     $ 9.00 - $ 9.75   $8.00
  Cancelled                                  $8.31 - $13.88     $ 9.00 - $13.63   $9.00 - $ 9.75
  Outstanding                                $7.88 - $14.00     $ 7.88 - $13.88   $7.88 - $13.88
  Exercisable                                $7.88 - $13.88     $ 7.88 - $13.88   $7.88 - $13.88

At August 31, 1999, 191,948 shares of Rawlings common stock were available for future awards under the plans. As of August 31, 1999 the weighted average remaining contractual life on outstanding options was 6.4 years.

NOTE 13.  WARRANTS

In November 1997, the Company issued warrants to purchase 925,804 shares of common stock at $12.00 per share to Bull Run Corporation for $3.07 per warrant. The warrants expire in November 2001 and are exercisable only if the Company's common stock closes above $16.50 for twenty consecutive trading days. One half of the purchase price of the warrants was paid in cash with the other half payable with interest at 7 percent at the time of exercise or expiration of the warrants. The receivable for the unpaid portion of the warrants is classified as a stock subscription receivable in the accompanying balance sheet. These warrants are not considered common stock equivalents until the point in time that the warrants become exercisable.

NOTE 14.  RELATED PARTY TRANSACTIONS

In 1999 the Company sold approximately $285 of product to a professional baseball club in which one of the Company's board of directors is the secretary and treasurer. The Company believes that the terms and prices for the sale of these products are no less favorable than those obtained from unaffiliated parties.

During the fiscal year ended August 31, 1999, the Company purchased approximately $442 of catalogs and promotional items from a company in which one of the Company's board of directors is the president.

NOTE 15.  COMMITMENTS AND CONTINGENCIES

The Company operates certain facilities and equipment under operating lease agreements. The lease expense was $1,951, $2,184, and $2,300 for years 1999, 1998 and 1997, respectively.

Future minimum payments under noncancelable leases, royalty and licensing agreements as of August 31, 1999 are as follows:

                                                            Royalty and
                                            Operating        Licensing
                                             Leases          Agreements

Fiscal 2000                                 $1,398            $  4,103
Fiscal 2001                                    481               3,428
Fiscal 2002                                    137               2,919
Fiscal 2003                                      -                 545
Fiscal 2004                                      -                 507
Thereafter                                       -                 225
Total minimum lease payments                $2,016             $11,727

In the normal course of doing business, Rawlings is subject to various federal, state and local environmental laws. Rawlings currently is working with the New York State Department of Environmental Conservation in addressing contamination relating to wood pitch located at its facility in Dolgeville, New York. (See Note 6 Unusual Charges for additional discussion of the Dolgeville environmental matter.)

Rawlings is periodically subjected to product liability claims and proceedings involving its patents and other legal proceedings; such proceedings have not had a material adverse effect on Rawlings.

Additionally, the Company is currently not in compliance with certain debt covenants contained in its amended and restated credit agreement with its current bank group. The Company has obtained a waiver of these covenants through December 31, 1999. The Company is pursuing the refinancing of its debt to more favorable terms and believes it can successfully conclude a long-term debt refinancing.

In December 1999, the Company received a commitment to refinance its long-term credit facility. The credit facility will be asset-based and supported by the Company's receivables, inventory and property, plant and equipment. Additionally, the facility provides for an incremental seasonal advance. The faciltiy is scheduled to close and be funded prior to December 31, 1999. The proceeds from this new facility will be used to pay-off the existing credit facility.

In the opinion of management, ultimate liabilities resulting from pending environmental matters and other legal proceedings will not have a material adverse effect on the financial condition or results of operations of Rawlings.

NOTE 16.  OPERATING SEGMENTS

In 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of a Business Enterprise and Related Information," which establishes standards for reporting information about reportable operating segments. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has identified operating segments based on internal management reports. This Statement allows aggregation of similar operating segments into a single reportable operating segment if the businesses are considered similar under the criteria of this statement. The Company has five operating segments based on its product categories, which in applying the aggregation criteria of this Statement have been aggregated into two reportable segments: Sports Equipment and Licensing.

The sports equipment segment manufactures and distributes sports equipment and uniforms for team sports including baseball, basketball, football, and hockey. The licensing segment licenses the Rawlings brand name on products sold by other companies and include products such as golf equipment, footwear, and activewear. There are no determinable operating expenses for the licensing segment. The accounting policies of the segments are the same as those described in Note 1 for the Company. The revenues generated and long-lived assets located outside the United States are not significant for separate presentation. One customer's purchases of products sold by Rawlings were 13 percent, 12 percent and 12 percent of net revenues of Rawlings for 1999, 1998 and 1997, respectively.


                                         1999       1998        1997

Net revenues
  Sports equipment                     $159,422   $164,734    $141,069
  Licensing                               5,969      5,870       6,531
Consolidated net revenues              $165,391   $170,604    $147,600

Operating income (loss)
  Sports equipment                      $(5,188)    $4,119      $5,349
  Licensing                               5,969      5,870       6,531
Consolidated operating
  income                                   $781     $9,989     $11,880

Total assets
  Sports equipment                     $120,428   $131,453    $100,414
  Licensing                               1,229      1,079         850
Consolidated total assets              $121,657   $132,532    $101,264

NOTE 17.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                           1999       1998        1997

Balance at beginning of year             $2,043     $1,627      $1,498
Provision                                 1,110        827         760
Acquisition of Victoriaville
  hockey business                             -        838           -
Charge-offs, net of recoveries             (615)    (1,249)       (631)
Balance at end of year                   $2,538     $2,043      $1,627

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

     (c)  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Information with respect to the filing of certain securities reports required to be filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Company's proxy statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

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

          4.2.1 Second Amendment to Rights Agreement, dated April 19, 1999, between the Company and the Rights Agent, included as Exhibit 4.1 to the Company's Form 8-K dated April 30,1999, is hereby incorporated herein by reference.


          4.2.2 Third Amendment to Rights Agreement, dated April 23, 1999, between the Company and the Rights Agent, included as Exhibit 4.2 to the Company's Form 8-K dated April 30, 1999, is hereby incorporated herein by reference.

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

          10.1.2 Amendment Number 2 to Amended and Restated Credit Agreement by and between the Company and the First National Bank of Chicago, as agent and certain lenders named therein, dated as of February 28, 1999 included as Exhibit
                  10.1 to the Company's Form 10-Q for the
                  quarter ended May 31, 1999, is hereby
                  incorporated herein by reference.

          10.1.3 Amendment Number 3 to Amended and Restated Credit Agreement by and between the Company and the First National Bank of Chicago, as agent and certain lenders named therein, dated as of July 14, 1999 included as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended May 31, 1999, is hereby incorporated herein by reference.

          10.1.4 Amendment Number 4 to Amended and Restated Credit Agreement by and between the Company and First National Bank of Chicago, as agent and certain lenders named therein, dated as of August 11, 1999.

          10.1.5 Amendment Number 5 to Amended and Restated Credit Agreement by and between the Company and the First National Bank of Chicago, as agent and certain lenders named therein, dated as of September 3, 1999.

          10.1.6 Amendment Number 6 to Amended and Restated Credit Agreement by and between the Company and the First National Bank of Chicago, as agent and certain lenders named therein, dated as of September 30, 1999.

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


          10.11 Standstill Agreement dated November 21, 1997 between the Company and Bull Run Corporation, included as Exhibit 99.2 to the Company's Form 8-K dated November 21, 1997 is hereby incorporated herein by reference.

          10.11.1 Amendment Number 1 of Standstill Agreement dated April 23, 1999, between the Company and Bull Run Corporation included as Exhibit 99.1 to the Company's Form 8-K dated April 30, 1999, is hereby incorporated herein by reference.

          10.12   Registration Rights Agreement dated
                  November 21, 1997 between the Company and Bull Run Corporation, included as Exhibit 99.3 to the Company's Form 8-K dated November 21, 1997 is hereby incorporated herein by reference.

          10.13 Pledge and Security Agreement by and between the Company and the First National Bank of Chicago, as agent and certain lenders named therein, dated as of July 14, 1999 included as
                  Exhibit 10.3 to the Company's Form 10-Q for the quarter ended May 31, 1999, is hereby incorporated herein by reference.

          10.14 Stock Pledge Agreement by and between the Company and the First National Bank of Chicago, as agent and certain lenders named therein, dated as of July 14, 1999 included as
                  Exhibit 10.4 to the Company's Form 10-Q for the quarter ended May 31, 1999, is hereby incorporated herein by reference.

          10.15 Intellectual Property Assignment of Security Interest by and between the Company and the First National Bank of Chicago, as agent and certain lenders named therein, dated as of July 14, 1999 included as Exhibit 10.5 to the Company's Form 10-Q for the quarter ended May 31, 1999 is hereby incorporated herein by reference.

     *    10.16   Employment Agreement entered into between the
                  Company and Stephen M. O'Hara, dated as of November 2, 1998.

          10.17 Standstill Agreement, dated April 23, 1999 among the Company and the Shapiro Parties, included as Exhibit 99.2 to the Company's Form
                  8-K dated April 30, 1999 is hereby
                  incorporated herein by reference.

          21.     Subsidiaries of the Company.

          23.     Consent of Arthur Andersen LLP.

          27.     Financial Data Schedule.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the
Item 14(c) of this report.

     (b)  REPORTS ON FORM 8-K

          On June 7, 1999, the Company filed a current report regarding its voluntary recall of certain aluminum softball bats.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   RAWLINGS SPORTING GOODS
                                   COMPANY, INC.


Date:     December 13, 1999        By: /s/Michael L. Luetkemeyer
                                        Michael L. Luetkemeyer
                                        Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the date indicated.

     SIGNATURE                     DATE

By:  /s/ Stephen M. O'Hara         December 13, 1999
     Stephen M. O'Hara
     Chairman of the Board and
     Chief Executive Officer
     (Principal Executive Officer)

By:  /s/ Michael L. Luetkemeyer    December 13, 1999
     Michael L. Luetkemeyer
     Chief Financial Officer
     (Principal Financial Officer
      and Accounting Officer)

By:  /s/ Andrew N. Baur            December 13, 1999
     Andrew N. Baur
     Director

By:  /s/ Linda L. Griggs           December 13, 1999
     Linda L. Griggs
     Director

By:  /s/ Charles L. Jarvie         December 13, 1999
     Charles L. Jarvie
     Director


By:  /s/ Michael McDonnell         December 13, 1999
     Michael McDonnell
     Director

By:  /s/ Robert S. Prather Jr.     December 13, 1999
     Robert S. Prather Jr.
     Director

By:  /s/ Michael J. Roarty         December 13, 1999
     Michael J. Roarty
     Director

By:  /s/ William C. Robinson       December 13, 1999
     William C. Robinson
     Director

                                                  EXHIBIT 21


              RAWLINGS SPORTING GOODS COMPANY, INC.


Rawlings Sporting Goods Company, Inc., a Delaware corporation
(the "Company") is the parent. The subsidiaries of the Company, each of which is wholly-owned by the Company, are as follows:

                                    JURISDICTION OF INCORPORATION
NAME                                  OR ORGANIZATION

Rawlings de Costa Rica                       Costa Rica

Rawlings Sporting Goods Company
  of Missouri                                Missouri

Rawlings Canada, Inc.                        Nova Scotia

                                                  EXHIBIT 23

            Consent of Independent Public Accountants


As independent public accountants, we hereby consent to the incorporation by reference of our report included in this Form 10-K, into the Company's previously filed Registration Statement File No. 33-83958 and Registration Statement No. 33-86354.



Arthur Andersen LLP
St. Louis, Missouri,
December 14, 1999