Form 10-K/A
period 1999-09-30
RAWLINGS SPORTING GOODS CO INC
filed 1999-12-29
CIK 921915

FORM 10-K/A
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

          Yes  X                               No _______

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

               DOCUMENTS INCORPORATED BY REFERENCE

     There are no documents incorporated by reference herein.

                            AMENDMENT

     The primary purpose of this Amendment is to provide information required by Items 10, 11, 12 and 13 of Part III of this report which the registrant intended to incorporate by reference from the registrant's proxy statement for the annual meeting of stockholders. In addition this Amendment provides Exhibits 10.1.4-6 and Exhibit 10.16 that were inadvertently omitted from the registrant's original filing of Form 10-K on December 14, 1999.

                             PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     (a)  IDENTIFICATION OF DIRECTORS



                                                   TERM EXPIRES
                                                   AT ANNUAL
                                                   MEETING OF
                                                   STOCKHOLDERS
                                                   FOLLOWING THE
                                      SERVED AS    FISCAL YEAR
NAME, AGE AND                         DIRECTOR     ENDING
PRINCIPAL OCCUPATION                  SINCE        AUGUST 31,

CHARLES L. JARVIE, 62                 1998             2002
     President and director of
     Host Communications, Inc.
     since 1993; director of
     Chase Bank of Texas,
     Total Sports Manufacturing Co.
     and Universal Sports America Co.

MICHAEL MCDONNELL, 60                 1994             2002
     President of West Union
     Corporation, a holding company
     for the distribution of hardware
     and the manufacturing of building
     products, since 1980; director of
     National Commerce Bancorp.; part
     owner of the St. Louis Cardinals
     Major League Baseball team since 1996.

MICHAEL J. ROARTY, 71                 1994             2002
     Consultant to Anheuser-Busch
     Companies, Inc., a brewery,
     from October 1994 until
     October 1996; previously
     Executive Vice President -
     Marketing of Anheuser-Busch
     Companies, Inc.

ANDREW N. BAUR, 55                    1994             2000
     Chairman of Mississippi Valley
     Bancshares, a bank holding company,
     and Chairman of Southwest Bank of
     St. Louis, the bank subsidiary of
     Mississippi Valley Bancshares, since
     1984; Secretary and Treasurer of the
     St. Louis Cardinals Major League
     Baseball team since 1996.

STEPHEN M. O'HARA, 44                 1998             2000
     Chairman of the Board and
     Chief Executive Officer of the
     Company since November 2, 1998;
     previously since 1994 President of
     Specialty Catalog Corp., a direct
     marketer targeting niche
     consumer products.

ROBERT S. PRATHER, JR., 55            1998             2000
     President and Chief Executive
     Officer of Bull Run Corporation
     since 1992; director of Gray
     Communications Systems, Inc.
     since 1993 and interim Executive
     Vice President-Acquisitions since
     1996; Chairman of the Board of
     Phoenix Corporation, a steel service
     center, from 1980 to 1992.

LINDA L. GRIGGS, 50                   1996             2001
     Partner in the Business and
     Finance Section of the law firm of
     Morgan, Lewis & Bockius LLP.

WILLIAM C. ROBINSON, 49               1994             2001
     President of The Treehouse
     Florida Fancy, Inc. since 1990;
     a consultant to F.W. Woolworth
     Co. from 1988 to 1990; President
     and Chief Executive Officer of
     Robby's Sports, a 49 store sporting
     goods retail chain, from 1973 to 1988.

     (b)  IDENTIFICATION OF EXECUTIVE OFFICERS

     Information with respect to the executive officers of the Company is set forth under the caption "Executive Officers of the Registrant" contained in Part I, Item 1 of this report, which information is incorporated herein by reference.

     (c)  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's directors and executive officers, and persons who own more than 10% of the Company's outstanding Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership in the Company's Common Stock and other equity securities. In addition, under Section 16(a), a director, executive officer or 10% stockholder who is a trustee and has a pecuniary interest (such interest includes situations where a member of the trustee's immediate family is a beneficiary of the trust) in any holding or transaction in the Company's securities held by the trust, must report the holding or transaction on the trustee's individual form. Securities and Exchange Commission regulations require directors, executive officers, greater than 10% stockholders and reporting trusts to furnish the Company with copies of all Section 16(a) reports they file.

     Except as described below, to the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended August 31, 1999, all
Section 16(a) filing requirements applicable to the directors, executive officers and greater than 10% stockholders were met. Through a record-keeping error at the Company, one Report on Form 5 of one exempt grant of shares of Common Stock in lieu of directors' fees pursuant to the Directors' Plan was not timely filed on behalf of each of Messrs. Andrew N. Bauer, Charles L. Jarvie, Michael McDonnell, Robert S. Prather, Jr. and Michael J. Roarty, directors of the Company, one Report on Form 3 was not timely filed on behalf of each of Messrs. Stanley W. Morrison, Stephen M. O'Hara and Rexford K. Peterson, each executive officers of the Company and one Report on Form 4 was not timely filed on behalf of Mr. J. Michael Thompson, an executive officer of the Company, reflecting the sale of shares of Common Stock by his wife.

ITEM 11.  EXECUTIVE COMPENSATION.

                    COMPENSATION OF DIRECTORS

     The Company's Directors, except for those who are also employees of the Company, receive an annual retainer fee of $15,000 for service as a Director. In addition, each non-employee Director receives meeting attendance fees of $1,000 per meeting for special Board meetings or Committee meetings not held in conjunction with a regular Board meeting. In 1999, the directors elected to receive in lieu of cash payment of their directors' fees a number of shares of Common Stock having a value equal to the amount of the cash fees. The Company also reimburses all of its Directors for their out-of-pocket expenses incurred in the performance of their duties as Directors of the Company.

     Pursuant to the Rawlings Sporting Goods Company, Inc. 1994 Non-Employee Directors' Stock Plan (the "Directors' Plan"), the non-employee Directors receive (i) a non-qualified stock option having an exercise price equal to the fair market value on the date of grant for 2,500 shares of the Common Stock upon their initial election or appointment and, thereafter, a non-qualified stock option for 1,000 shares of the Common Stock annually at the date of the annual meeting, except that no more than one stock option award may be granted to each non-employee Director in a given calendar year, and (ii) the right to defer receipt of fees in cash, and receive instead the right to delivery at a specified future date of that number of shares of Common Stock having a value at the time of deferral equal to the amount of cash deferred.

                      EXECUTIVE COMPENSATION

BACKGROUND

     The members of the Company's Compensation Committee during the Company's fiscal year ended August 31, 1999, who are also currently members of the Compensation Committee, were Michael McDonnell, Michael J. Roarty, William C. Robinson and Charles L. Jarvie.

     Set forth below is the Compensation Committee's report on executive compensation.

     Notwithstanding anything to the contrary, the following report of the Compensation Committee and the Performance Graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Report into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Compensation Committee (the "Committee") of the Board of
Directors is charged with the responsibility to administer compensation programs for the Company's executives. To this end, the Committee has established the following fundamental philosophy for executive compensation:

          An appropriate and significant portion of each executive's total compensation should be performance-based and linked to the creation of value for stockholders, and

          Market practices and compensation levels must be considered when establishing an appropriate program for executives in order to assist the Company in attracting and retaining high quality talent.

     Pursuant to this philosophy, the Company's executive compensation plans have been designed to remunerate executives through three primary sources - base salary, annual cash incentives and long-term equity-oriented incentives. The entire program has been formulated so that the portion of an executive's total compensation being derived from variable, performance-based pay is greater at increasing levels of responsibilities.

     Details regarding each of the primary facets of executive compensation, along with a discussion of the awards made in fiscal 1999, follows.

     Base Salary

     The Company targets salaries for executives at the median (size-adjusted 50th percentile) of the competitive marketplace. For purposes of each of the primary facets of compensation, the competitive marketplace includes organizations of similar size in the sporting goods industry.

     In 1994, the Committee retained an independent, executive compensation consultant. With the assistance of this consultant, the Committee determined that salaries for the Company's top executives needed to be increased to reflect the additional duties and responsibilities resulting from the Company's spin-off from Figgie. A multi-year process was implemented to move salaries for these executives to market median levels within 2-3 years. Since the completion of that process, the Company has increased salaries on an AD HOC basis, relying to a large extent in the case of executives other than the Chief Executive Officer, upon the recommendations of the Chief Executive Officer. The salary increases depicted in the Summary Compensation Table reflect this approach. Future increases to executive salaries will be based on the Committee's discretionary evaluation of Company and individual performance and increases occurring within the marketplace.

     Annual Cash Incentives

     The Company maintains a management incentive plan whose participants include certain management employees and all of the Company's executives. The plan provides for the payment of annual cash awards based upon the achievement of specified Company goals and an evaluation of each executive's individual performance.

     Incentive opportunities are established for each executive level at the beginning of each fiscal year, stated as a percentage of base salary. These opportunities are set at levels designed to approximate incentive opportunities for similar positions within the competitive marketplace. Actual awards earned are a function of the Company's performance; thus, actual awards to the Company's executives may be below or above actual median awards in the marketplace depending on how the Company performs.

     Annual incentives earned for fiscal 1999, as shown in the Summary Compensation Table, reflect the Committee's evaluation of the Company's performance against stated financial goals for 1999. As the Company did not achieve its planned goals (primarily based on achievement of specified net income levels), no incentive awards were granted.

     Long-Term Equity-Based Compensation

     The Company maintains a long-term incentive plan which provides for the grant of stock-based incentive awards to certain management employees and all of the Company's executives.

     The Company utilizes nonqualified stock options granted at fair market value as its primary long-term incentive. From time to time, executives are granted stock options at levels determined by the Committee based on a number of subjective factors, including among other things, a general desire to approximate median award levels within the competitive marketplace. Since the executives derive no value from the options unless the value of the Company's stock increase, these awards support the Company's objective of linking executive compensation to the creation of shareholder value.

     Awards made to the Company's executives in fiscal 1999, including the 263,850 options granted to Mr. O'Hara, are believed to approximate the level of awards made to executives in similar positions within the competitive marketplace.

     Section 162(m)

     In December 1995, the IRS finalized rules regarding the deductibility of compensation under Internal Revenue Code Section 162(m). The rules state that compensation in excess of $1 million annually to any one executive will be non-deductible for income tax purposes unless the compensation is "performance based." At this point, none of the compensation paid by the Company to its executives is non-deductible. The Committee will monitor IRS rules and the Company's executive compensation program to ensure, to the extent appropriate, that full deductibility for such payments continues.

     Michael J. Roarty                William C. Robinson
     Michael McDonnell                Charles L. Jarvie

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     As discussed above under "Compensation Committee Report," the Compensation Committee has general responsibility for the establishment, direction and administration of all aspects of the compensation policies and programs for the Company's executive officers. During the fiscal year ended August 31, 1999, the members of the Compensation Committee were Michael McDonnell, Michael J. Roarty, William C. Robinson and Charles L. Jarvie. None of the members of the Compensation Committee were, during the fiscal year ended August 31, 1999, an officer or employee of the Company or any of its subsidiaries, or otherwise were formerly an officer of the Company or any of its subsidiaries.

SUMMARY OF COMPENSATION

     The following table shows information concerning compensation earned by or paid to the Company's Chief Executive Officer and each of the four other most highly compensated Executive Officers of the Company whose salary and bonus for the twelve months ended August 31, 1999 exceeded $100,000. This information is provided for the fiscal years ended August 31, 1999, 1998 and 1997.

                    SUMMARY COMPENSATION TABLE

                                                                        LONG-TERM
                                          ANNUAL COMPENSATION          COMPENSATION
                                                                          AWARDS
                           ________________________________________________________
   NAME AND PRINCIPAL                                                               ALL OTHER
        POSITION                                                       SECURITIES   COMPENSA-
                           FISCAL                       OTHER ANNUAL   UNDERLYING   TION (1)
                           YEAR     SALARY     BONUS    COMPENSATION    OPTIONS
Stephen M. O'Hara (2)      1999     229,167       0     86,759(3)      263,850      32,406
Chairman and
Chief Executive Officer

Howard B. Keene            1999     161,250       0        --           15,000       4,691
President and              1998     206,072     8,126      --           33,000       4,095
Chief Operating Officer    1997     154,500    11,133      --           15,384       4,214

Rexford K. Peterson (4)    1999     187,436       0     26,013(5)         0            0
Chief Financial Officer

Stan W. Morrison (6)       1999     145,454       0     94,338 (7)      40,000         400
Executive Vice President
Sales and Marketing

Jonathan Hodgins (8)       1999     150,000       0     87,716(9)       15,000       3,375
Vice President             1998     144,892       0        --           25,000       3,000
Marketing

(1) The amounts indicated reflect 401(k) Plan contributions by the Company on behalf of executive officers O'Hara, Keene, Morrison and Hodgins of $2,406, $4,691, $400 and $3,375, respectively and $30,000 in premiums on a life insurance policy for Mr. O'Hara.

(2) Mr. O'Hara was selected as Chairman and Chief Executive Officer on October 15, 1998.

(3) In connection with Mr. O'Hara's relocation from Massachusetts, the Company paid $51,781 of relocation expenses (including airfare and temporary accommodation expenses in St. Louis, Missouri, real estate commissions and other costs associated with the sale of Mr. O'Hara's home and an amount equal to one month's salary for other relocation expenses). In addition, the Company paid Mr. O'Hara $15,272, which amount represents the amount recognized by Mr. O'Hara for tax purposes in connection with the Company's payment of the above-referenced relocation expenses.

(4) Mr. Rexford K. Peterson was selected as interim Chief Financial Officer on April 1, 1999. Mr. Peterson resigned as Chief Financial Officer as of October 14, 1999. Mr. Michael L. Luetkemeyer was selected by the Board of Directors to succeed Mr. Peterson.

(5) Mr. Peterson lived in Dallas, Texas while he served as interim Chief Financial Officer. The Company reimbursed Mr. Peterson $6,457 for his travel expenses and $13,802 for his living expenses while working for the Company in St. Louis, Missouri.

(6)  Mr. Morrison joined the company in October 1998.

(7) In connection with Mr. Morrison's relocation, the Company paid $55,543 of relocation expenses (including airfare and temporary accommodation expenses in St. Louis, Missouri, real estate commissions and transaction associated costs and an amount equal to one month's salary for other relocation expenses). In addition, the Company paid Mr. Morrison $22,149, which amount represents the amount recognized by Mr. Morrison for tax purposes in connection with the Company's payment of the above-referenced relocation expenses.

(8)  Mr. Hodgins joined the Company in 1997.

(9) In connection with Mr. Hodgins' relocation from Canada, the Company paid $46,998 of relocation expenses that included real estate commissions on the sale of Mr. Hodgins' home as well as airfare and temporary living expenses in St. Louis, Missouri.
     In addition, the Company paid Mr. Hodgins $22,577, which amount represents the amount recognized by Mr. Hodgins for tax purposes in connection with the Company's payment of the above-referenced relocation expenses.

STOCK OPTIONS

     The following tables set forth certain information concerning options granted during the fiscal year ended August 31, 1999 to the Executive Officers named in the Summary Compensation Table and the number and value of the unexercised options held by such persons on August 31, 1999:

OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                          POTENTIAL REALIZABLE
                                                                            VALUE AT ASSUMED
                                                                             ANNUAL RATES OF
                                                                               STOCK PRICE
                                                                               APPRECIATION
INDIVIDUAL GRANTS                                                         FOR OPTION TERM (1)
     (a)                (b)           (c)        (d)           (e)        (g)        (h)
                                    % OF
                     NUMBER OF     TOTAL
                    SECURITIES   OPTIONS/SARs
                    UNDERLYING    GRANTED TO   EXERCISE
     NAME             OPTION/     EMPLOYEES       OR
                       SARs       IN FISCAL    BASE PRICE   EXPIRATION
                    GRANTED (#)     YEAR         ($/Sh)        DATE      5% ($)     10% ($)
Stephen M. O'Hara   50,000 (2)                 $10.00       11/2/2003   $138,141   $305,255
                    50,000 (2)                 $11.00       11/2/2003   $151,955   $335,781
                    50,000 (2)                 $12.00       11/2/2003   $165,769   $366,306
                    50,000 (2)                 $13.00       11/2/2003   $179,583   $396,832
                    50,000 (2)                 $14.00       11/2/2003   $193,397   $427,357
                    12,000 (3)                 $10.04       3/14/2004   $ 33,286   $ 73,554
                     1,850 (3)       65%       $10.13       3/14/2004   $  5,178   $ 11,441

Howard B. Keene     15,000 (4)        4%       $ 8.875      4/9/2009    $ 83,722   $212,167

Stan W. Morrison    15,000 (4)                 $ 9.875      10/14/2008  $ 93,155   $236,073
                    25,000 (4)        6%       $ 8.875      4/9/2009    $139,536   $353,612

Jonathan Hodgins    15,000 (4)        4%       $ 8.875      4/9/2009    $ 83,722   $212,167

(1) The potential realizable value represents the amount each Executive Officer might realize if the stock appreciates annually at the assumed rates of 5% and 10% for the full period of the options (10 years, except the options granted to Mr. O'Hara which have a period of 5 years). The amounts represent only hypothetical values and there can be no assurance that such growth rates in stock price will be achieved. The actual amount realized by each Executive Officer will be determined at the time the options are exercised and will be based on the excess of the fair market value of the stock at the time of exercise over the exercise price.

(2) The options granted to Mr. O'Hara become exercisable in 20 percent increments on each of the date of grant and the first, second, third and fourth anniversary dates of the date of grant, November 2, 1998, subject to acceleration in the event of death or disability of Mr. O'Hara, a change in control (as defined in Mr. O'Hara's Employment Agreement with the Company) or as otherwise determined by the Compensation Committee.

(3) The options have an exercise price equal to the market price on the date of grant and become exercisable immediately upon grant.

(4) The options have an exercise price equal to the market price on the date of grant and become exercisable as to one-third of the initial number of underlying shares of Common Stock on each of the first, second and third anniversaries of the date of grant, subject to acceleration in the event of death or disability of the optionee, a change in control (as defined in the Stock Option Plan) or as otherwise determined by the Compensation Committee.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL
YEAR-END OPTION/SAR VALUES

      (a)                     (b)           (c)             (d)                (e)
                                                          NUMBER OF           VALUE OF
                                                          SECURITIES         UNEXERCISED
                                                          UNDERLYING        IN-THE-MONEY
                                                          UNEXERCISED       OPTIONS/SARs
                            SHARES                       OPTIONS/SARs AT         AT
                           ACQUIRED       VALUE            FY-END (#)         FY-END ($)
     NAME                    ON           REALIZED       EXERCISABLE/       EXERCISABLE/
                           EXERCISE       ($)            UNEXERCISABLE      UNEXERCISABLE
                             (#)                                                (1)
Stephen M. O'Hara            -0-           -0-           113,850/150,000        0/0

Rexford K. Peterson          -0-           -0-               0/0                0/0

Howard B. Keene              -0-           -0-           84,745/37,000      5,347/6,563

Stan W. Morrison             -0-           -0-             0/35,000           0/10,938

Jonathan Hodgins             -0-           -0-           8,750/31,250         0/6,563

(1) The closing price of the Common Stock on the Nasdaq National Market on August 31, 1999 was $9.3125 per share. Value is calculated by determining the difference between the option exercise price and $9.3125, multiplied by the number of shares of Common Stock underlying the options.

RETIREMENT PLANS

     All of the Executive Officers of Rawlings who were previously employees of Figgie accrued retirement income credits under Figgie's Retirement Income Plan II (the "Figgie Plan") until the date of the initial public offering of the Company's shares (the "IPO"). Such employees will receive, upon retirement, benefits accrued under the Figgie Plan up until the date of the IPO. In connection with the acquisition of the Rawlings Business from Figgie, each of the Company's employees has been given credit for vesting and eligibility to receive benefits under the Company's retirement plan for service as an employee of Figgie. In return, Figgie has provided full vesting under the Figgie Plan for all employees of Rawlings who were previously employees of Figgie.

     As of July 8, 1994, the date of the IPO, the amount of annual benefits payable upon retirement under the Figgie Plan, including accrued benefits from a prior plan which was terminated on November 21, 1988, to Mr. Keene who was an employee of Figgie is $9,372.

     The Company has not adopted a retirement plan.

EMPLOYMENT AGREEMENT

     Effective November 2, 1998, the Company entered into an employment agreement with Stephen M. O'Hara which provides for (i) an initial annual salary of $275,000, with an annual salary review and adjustment by the Compensation Committee, (ii) an annual bonus of up to 75% of salary, which will be based upon subjective and objective criteria established by the Compensation Committee, (iii) the issuance of stock options to purchase 250,000 shares of Common Stock having the terms discussed below, (iv) severance benefits if his employment with the Company is terminated under certain circumstances following a change in control of the Company, (v) a termination benefit, unless Mr. O'Hara is terminated for cause, as defined in the employment agreement, equal to two times Mr. O'Hara's base salary at the time of termination and the continuation of certain benefits for a period of two years following such termination, provided that Mr. O'Hara may not receive such termination benefit in the event of a change in control of the Company for which Mr. O'Hara receives the benefits described below under "Severance Agreements," (vi) a $2 million life insurance policy, (vii) an automobile allowance, and
(viii) certain relocation expenses and miscellaneous perquisites.

     The stock options referred to above vest over a four year period in 20% increments. The options that vest on the date of grant are exercisable at a price per share equal to the current market price of the Common Stock on October 30, 1998 ($10.00), and those vesting on the second, third and fourth anniversaries are exercisable at $11.00, $12.00, $13.00 and $14.00, respectively. In addition, for each share of Common Stock purchased by Mr. O'Hara, up to the first 20,000 shares purchased annually, Mr. O'Hara shall receive pursuant to the employment agreement the option to purchase two shares of Common Stock at an exercise price equal to the price at which such shares of Common Stock were purchased.

SEVERANCE AGREEMENTS

     The Company has entered into severance agreements with each of the Executive Officers named in the Summary Compensation Table (except Mr. Peterson and Mr. Hodgins) which provide various severance benefits to certain Executive Officers if their employment with the Company is terminated under certain circumstances following a change in control of the Company. The agreements provide that a change in control of the Company is deemed to have occurred if (i) a person acquires beneficial ownership of 20% or more of the Company's voting stock, (ii) individuals who, at the date of the agreement or the beginning of a two-year period thereafter, constitute the Board of Directors, cease for any reason to constitute a majority of the Board, (iii) the stockholders approve a liquidation of the Company, a sale or disposition of all or substantially all of the Company's assets, or a merger, consolidation or reorganization of the Company other than one that would result in
(a) the holders of the Company's voting stock continuing to own beneficially more than 50% of the outstanding stock of the resulting corporation, (b) no person who did not own voting stock prior to the transaction owning 20% or more of the outstanding stock of the resulting corporation, and (c) at least a majority of the board of directors of the resulting corporation being members of the Board of Directors of the Company at the date the severance agreement was signed or at the beginning of a two-year period thereafter that precedes the corporate transaction, or (iv) the Board concludes that the Executive Officer is entitled to the benefits because of the occurrence, threat or imminence of an event with consequences similar to the foregoing.

     Each of the agreements provides for severance payments in the event of termination of the Executive Officer's employment within a specified period after a change in control of the Company (two and one-half years for Mr. Keene and two years for other Executive Officers), unless the Executive Officer's employment is terminated by the Company or its successors for "cause" or "disability", because of the Executive Officer's death or "retirement" or by the Executive Officer's voluntary termination for other than "good reason", in each case as such terms are defined in the agreements. The benefits consist of the following: (a) an amount equal to (two and one-half times for Mr. Keene and two times the highest base salary paid to certain of the other Executive Officers) at any time up to the termination of such Executive Officer's employment Mr. O'Hara is equal to two times his base salary at the time of termination; (b) salary and bonus (prorated assuming annual bonuses were paid at the target level) to the date of termination (Mr. O'Hara would receive an amount equal to his prior year's bonus); (c) medical, dental, long-term disability and group term life insurance benefits for (two and one-half years for Mr. Keene, one year for Mr. O'Hara, and two years for other Executive Officers) if the Executive Officer makes his or her required contribution; and (d) acceleration of the vesting of all stock options. Under the Deficit Reduction Act of 1984, severance payments that exceed a certain amount subject both the Company and the Executive Officer to adverse U.S. federal tax consequences. Each of the agreements provides that the Company shall pay the Executive Officer (i) the severance benefits reduced to the extent necessary to avoid an excise tax or (ii) unreduced severance benefits if, after application of the excise tax, the severance benefits would be greater than the severance benefits provided for in clause (i) above.

                        STOCK PERFORMANCE GRAPH

     The following graph compares the cumulative total stockholder return on an investment of $100 in the Common Stock on August 31, 1994 to August 31, 1999 with the cumulative total return over the same period of (i) the Nasdaq Composite Market Index and (ii) the Standard & Poor's Leisure Time Index and assumes dividend reinvestment through the fiscal year ending August 31, 1999:

              TOTAL STOCKHOLDER RETURN (6/30/94-8/31/99)
                   STOCK APPRECIATION AND DIVIDENDS


                    [graphical information omitted]


                               1994          1995               1996                1997               1998           1999
Rawlings                     $100.00       $ 76.00            $ 77.00             $ 85.00            $ 73.00        $ 75.00
Nasdaq Composite
  Market Index               $100.00       $133.00            $149.00             $207.00            $196.00        $378.00
S & P Leisure Time
  (Products) Index           $100.00       $118.00            $136.00             $171.00            $158.00        $141.00

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     The stockholders named in the following table are the only stockholders known to the Company to be the beneficial owners of five percent (5%) or more of the Company's Common Stock as of November 17, 1999. For purposes of this table, the term "beneficial owner" means any person who, directly or indirectly, has or shares the power to vote, or to direct the voting of, a security or the power to dispose, or to direct the disposition, of a security.


                                             AMOUNT AND
                                             NATURE OF
     NAME AND ADDRESS OF                     BENEFICIAL     PERCENT
     BENEFICIAL OWNERS                       OWNERSHIP      OF CLASS

First Pacific Advisors, Inc.                 893,500(1)     11.3%
11400 West Olympic Boulevard, Suite 1200
Los Angeles, California 90064

Bull Run Corporation                         806,500(2)     10.2%
4370 Peachtree Rd. NE
Atlanta, Georgia 30319

Samuel R. Shapiro                            554,650(3)      7.0%
3060 Peachtree Rd. N.W., Suite 1555
Atlanta, Georgia  30305

(1) This amount, as reflected in an amended report on Schedule 13G dated February 12, 1999, consists of no sole voting power, shared voting power with respect to 368,500 shares, no sole dispositive power and shared dispositive power with respect to 893,500 shares.

(2) This amount, as reflected in an amended report on Schedule 13D dated July 9, 1999, does not include 925,804 shares of Common Stock issuable to Bull Run Corporation upon exercise of a Common Stock Purchase Warrant which is not currently exercisable. Robert S. Prather, Jr. is the President and Chief Executive Officer of Bull Run Corporation. Pursuant to a Standstill Agreement, dated November 21, 1998, as amended, between the Company and Bull Run Corporation, Bull Run Corporation is entitled to select two nominees to the Board of Directors of the Company. Mr. Prather and Charles L. Jarvie were selected by Bull Run Corporation as its nominees and appointed to the Board of Directors during the Company's fiscal year ended August 31, 1998.

(3) This amount is reflected in an amended report on Schedule 13D dated November 17, 1999, filed jointly by Samuel R. Shapiro and Shapiro Capital Management Company, Inc. ("Shapiro Capital"). The Schedule 13D reports that Mr. Shapiro is the president, director and majority shareholder of Shapiro Capital. Mr. Shapiro and Shapiro Capital shared voting and dispositive power with respect to the entire amount of shares of Common Stock. Shapiro Capital is an investment adviser under the Investment Advisers Act of 1940, having authority to direct the investments of its advisory clients.

                     STOCK OWNERSHIP OF DIRECTORS,
           THE NOMINEES FOR DIRECTOR AND EXECUTIVE OFFICERS

     The following table and notes thereto set forth information, as of October 31, 1999, with respect to the beneficial ownership of shares of Common Stock by each Director, each person nominated by the Board for election to the Board of Directors and each Executive Officer named in the Summary Compensation Table and by the Directors and Executive Officers of the Company, as a group, based upon information furnished to the Company by such persons:

                    AMOUNT OF BENEFICIAL OWNERSHIP
                       AS OF OCTOBER 31, 1999(1)

                                               AMOUNT AND
                                               NATURE OF
      NAME OF                                  BENEFICIAL         PERCENT
  BENEFICIAL OWNER                             OWNERSHIP          OF CLASS

Andrew N. Baur (d)                             24,607  (2)           *
Linda L. Griggs (d)                             4,253  (3)           *
Jonathan Hodgins                               12,202  (4)           *
Charles L. Jarvie (d)                           3,356  (5)           *
Howard B. Keene                                96,942  (6)         1.2%
Michael McDonnell (d)                          79,709  (7)           *
Stan W. Morrison                                5,007  (8)           *
Stephen M. O'Hara (d)                         120,846  (9)         1.5%
Rexford K. Peterson                                 0                *
Robert S. Prather, Jr. (d)                    812,056 (10)        10.3%
Michael J. Roarty (d)                          16,128 (11)           *
William C. Robinson (d)                        37,628 (12)           *

All Current Directors
and Executive
Officers as a Group
(14 persons)                                1,294,338             16.4%
______________________________

(d)  Director
*    Less than 1%

(1) Each Director and Executive Officer owning shares listed or included in this table exercises sole voting and dispositive power over such shares, except as otherwise indicated in footnotes (2) through (12). Included in the table are shares underlying options that are exercisable within sixty days after October 31, 1999.

(2) This amount includes 5,000 shares of Common Stock underlying options granted under the Rawlings Sporting Goods Company, Inc. Non-Employee Directors' Stock Plan ("Directors' Plan") and 6,607 shares of Common Stock Mr. Baur is entitled to receive in lieu of directors' fees pursuant to the Directors' Plan.

(3) This amount includes 2,625 shares of Common Stock underlying options granted under the Directors' Plan and 1,128 shares of Common Stock Ms. Griggs is entitled to receive in lieu of directors' fees pursuant to the Directors' Plan.

(4) This amount includes 11,667 shares of Common Stock underlying options granted under the Stock Option Plan and 535 shares of Common Stock beneficially owned under the 401(k) Plan as to which Mr. Hodgins has sole voting and dispositive power.

(5) This amount includes 625 shares of Common Stock underlying options granted under the Directors' Plan and 2,731 shares of Common Stock Mr. Jarvie is entitled to receive in lieu of directors' fees pursuant to the Directors' Plan.

(6) This amount includes 84,745 shares of Common Stock underlying options granted under the Stock Option Plan and 12,197 shares beneficially owned under the 401(k) Plan as to which Mr. Keene has sole voting and dispositive power.

(7) This amount includes 5,000 shares of Common Stock underlying options granted under the Director's Plan and 2,731 shares of Common Stock Mr. McDonnell is entitled to receive in lieu of directors' fees pursuant to the Directors' Plan.

(8) This amount includes 5,000 shares of Common Stock underlying options granted under the Stock Option Plan, and 7 shares of Common Stock beneficially owned under the 401(k) Plan as to which Mr. Morrison has sole voting and dispositive power.

(9) This amount includes 113,850 shares of Common Stock underlying options granted under the Rawlings Sporting Goods Company, Inc. 1994 Long-Term Incentive Plan (the "Stock Option Plan") and 71 shares beneficially owned under the Rawlings Sporting Goods Company, Inc. Savings Plan (the "401(k) Plan") as to which Mr. O'Hara has sole voting and dispositive power.

(10) This amount does not include Common Stock which may be purchased by Bull Run Corporation pursuant to Common Stock Purchase Warrants because such Warrants are not currently exercisable. Mr. Prather is President and Chief Executive Officer of Bull Run Corporation. This amount includes 625 shares of Common Stock underlying options granted under the Director's Plan and 2,731 shares of Common Stock Mr. Prather is entitled to receive in lieu of directors' fees pursuant to the Directors' Plan.

(11) This amount includes 5,000 shares of Common Stock underlying options granted under the Directors' Plan and 1,128 shares of Common Stock Mr. Roarty is entitled to receive in lieu of directors' fees pursuant to the Directors' Plan.

(12) This amount includes 5,000 shares of Common Stock underlying options granted under the Directors' Plan and 1,128 shares of Common Stock Mr. Robinson is entitled to receive in lieu of directors' fees pursuant to the Directors' Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Mr. Baur is the Secretary and Treasurer of St. Louis Cardinals L.P. During the fiscal year ended August 31, 1999, the Company sold approximately $285,000 of product to St. Louis Cardinals L.P. The Company believes that the terms and prices for the sale of these products are no less favorable than those obtained from unaffiliated parties.

     Mr. Jarvie is the President and a director of Host
Communications, Inc. During the fiscal year ended August 31, 1999, the Company purchased approximately $442,000 of catalogues and promotional posters from Host Communications, Inc.

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

               4.2.1 Second Amendment to Rights Agreement, dated April 19, 1999, between the Company and the Rights Agent, included as Exhibit 4.1 to the Company's Form 8-K dated April 30, 1999, is hereby incorporated herein by reference.

               4.2.2 Third Amendment to Rights Agreement, dated April 23, 1999, between the Company and the Rights Agent, included as Exhibit 4.2 to the Company's Form 8-K dated April 30, 1999, is hereby incorporated herein by reference.

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

               10.2 Assets Transfer Agreement dated as of July 8, 1994 by and among Figgie, Figgie Licensing Corporation, Figgie International Real Estate, Inc., Figgie Properties, Inc. and the Company, included as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1994, is hereby incorporated herein by reference.

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

               10.11.1 Amendment Number 1 of Standstill Agreement
                       dated April 23, 1999, between the
                       Company and Bull Run Corporation included as
                       Exhibit 99.1 to the Company's Form 8-K dated
                       April 30, 1999, is hereby incorporated herein by reference.

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

     (b)  REPORTS ON FORM 8K

          On June 7, 1999, the Company filed a current report regarding its voluntary recall of certain aluminum softball bats.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        RAWLINGS SPORTING GOODS
                                        COMPANY, INC.


Date:  December 29, 1999                By: /s/Michael L. Luetkemeyer
                                            Michael L. Luetkemeyer
                                            Chief Financial Officer