Form 10-Q
period 1999-11-30
RAWLINGS SPORTING GOODS CO INC
filed 2000-01-14
CIK 921915

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC  20549


                            FORM 10-Q




 X  Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

    For the quarterly period ended November 30, 1999


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

    Yes   X             No

    Number of shares outstanding of the issuer's Common Stock, par value $0.01 per share, as of December 22, 1999:  7,906,603 shares.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

      Rawlings Sporting Goods Company, Inc. and Subsidiaries

                Consolidated Statements of Income
          (Amounts in thousands, except per share data)
                           (Unaudited)



                                                        THREE MONTHS ENDED
                                                             NOVEMBER 30,
                                                      1999              1998


Net revenues . . . . . . . . . . . . . . . . . . .  $35,994           $34,123
Cost of goods sold . . . . . . . . . . . . . . . .   24,994            22,710
  Gross profit . . . . . . . . . . . . . . . . . .   11,000            11,413
Selling, general and administrative
  expenses.. . . . . . . . . . . . . . . . . . . .   10,588            10,681
Unusual charges. . . . . . . . . . . . . . . . . .    1,259                 -
  Operating (loss) income. . . . . . . . . . . . .     (847)              732
Interest expense, net. . . . . . . . . . . . . . .    1,576             1,047
Other expense, net . . . . . . . . . . . . . . . .       95                37
  Loss before income taxes . . . . . . . . . . . .   (2,518)             (352)
Benefit for income taxes . . . . . . . . . . . . .     (932)             (130)
  Net loss . . . . . . . . . . . . . . . . . . . .  $(1,586)            $(222)
Net loss per common share:
  Basic. . . . . . . . . . . . . . . . . . . . . .   $(0.20)           $(0.03)
  Diluted. . . . . . . . . . . . . . . . . . . . .   $(0.20)           $(0.03)
Shares used in computing per share amounts:
  Basic. . . . . . . . . . . . . . . . . . . . . .    7,922             7,809
  Assumed exercise of stock options. . . . . . . .        2                12
  Diluted. . . . . . . . . . . . . . . . . . . . .    7,924             7,821





The accompanying notes are an integral part of these consolidated statements.

      Rawlings Sporting Goods Company, Inc. and Subsidiaries

                   Consolidated Balance Sheets
            (Amounts in thousands, except share data)
                           (Unaudited)



                                                  NOVEMBER 30,   AUGUST 31,
                                                     1999          1999


Assets
Current Assets:
  Cash and cash equivalents. . . . . . . . . . . .   $3,411       $1,438
  Accounts receivable, net of allowance
    of $2,798 and $2,538
    respectively . . . . . . . . . . . . . . . . .   40,116       32,048
  Inventories. . . . . . . . . . . . . . . . . . .   49,284       39,749
  Deferred income taxes. . . . . . . . . . . . . .    3,983        3,983
  Prepaid expenses . . . . . . . . . . . . . . . .      765          928
    Total current assets . . . . . . . . . . . . .   97,559       78,146
Property, plant and equipment, net . . . . . . . .   12,252       12,570
Deferred income taxes. . . . . . . . . . . . . . .   22,260       21,460
Goodwill, net. . . . . . . . . . . . . . . . . . .    8,059        8,112
Other assets . . . . . . . . . . . . . . . . . . .    1,512        1,369
  Total assets . . . . . . . . . . . . . . . . . . $141,642     $121,657
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt. . . . . . . . $56,715      $51,015
  Accounts payable . . . . . . . . . . . . . . . .  21,323        8,518
  Accrued liabilities. . . . . . . . . . . . . . .  13,978       11,059
    Total current liabilities. . . . . . . . . . .  92,016       70,592
Long-term debt, less current maturities. . . . . .     116          133
Other long-term liabilities. . . . . . . . . . . .   8,855        8,855
    Total liabilities. . . . . . . . . . . . . . . 100,987       79,580
Stockholders' equity:
  Preferred stock, none issued . . . . . . . . . .       -            -
  Common stock, 7,906,603 and 7,897,708
   shares issued and outstanding,
   respectively. . . . . . . . . . . . . . . . . .      79           79
  Additional paid-in capital . . . . . . . . . . .  30,561       30,482
  Stock subscription receivable. . . . . . . . . .  (1,421)      (1,421)
  Cumulative other comprehensive income. . . . . .  (1,314)      (1,399)
  Retained earnings. . . . . . . . . . . . . . . .  12,750       14,336
  Stockholders' equity . . . . . . . . . . . . . .  40,655       42,077
    Total liabilities and stockholders'
    equity . . . . . . . . . . . . . . . . . . . .$141,642     $121,657

The accompanying notes are an integral part of these consolidated balance sheets.

      Rawlings Sporting Goods Company, Inc. and Subsidiaries

               Consolidated Statements of Cash Flow
                      (Amounts in thousands)
                           (Unaudited)


                                                         THREE MONTHS ENDED
                                                             NOVEMBER 30,
                                                         1999           1998


Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . .     $(1,586)       $(222)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization. . . . . . . . .         852          610
    Deferred income taxes. . . . . . . . . . . . .        (800)         924
  Changes in operating assets and liabilities:
    Accounts receivable, net . . . . . . . . . . .      (8,068)      (3,064)
    Inventories. . . . . . . . . . . . . . . . . .      (9,535)      (8,467)
    Prepaid expenses . . . . . . . . . . . . . . .         163         (113)
    Other assets . . . . . . . . . . . . . . . . .        (263)          (2)
    Accounts payable . . . . . . . . . . . . . . .      12,805        1,224
    Accrued liabilities and other. . . . . . . . .       3,022         (800)
Net cash used in operating activities. . . . . . .      (3,410)      (9,910)
Cash flows from investing activities:
  Capital expenditures . . . . . . . . . . . . . .        (379)        (583)
Net cash used in investing activities. . . . . . .        (379)        (583)
Cash flows from financing activities:
  Borrowings of short-term debt. . . . . . . . . .        5,700           -
  Borrowings of long-term debt . . . . . . . . . .            -      16,534
  Repayments of long-term debt . . . . . . . . . .          (17)     (6,300)
  Issuance of common stock . . . . . . . . . . . .           79          83
Net cash provided by financing activities. . . . .        5,762      10,317
Net increase (decrease) in cash and cash
  equivalents. . . . . . . . . . . . . . . . . . .        1,973        (176)
Cash and cash equivalents, beginning of
  period.. . . . . . . . . . . . . . . . . . . . .        1,438         862
Cash and cash equivalents, end of
  period . . . . . . . . . . . . . . . . . . . . .       $3,411        $686

The accompanying notes are an integral part of these consolidated statements.

      Rawlings Sporting Goods Company, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:   Summary of Significant Accounting Policies.

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to interim financial information and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Form 8-K filed on January 3, 2000. In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair presentation of financial position and results of operations have been included therein. The results for the three months ended November 30, 1999 are not necessarily indicative of the results that may be expected for a full fiscal year.

Note 2:   New Credit Facility

     On December 28, 1999, the Company refinanced its credit facility by entering into a $75,000,000 five-year term credit agreement with a new lender. Actual availability is based on the Company's outstanding receivables and inventories. The facility also allows for a $15,000,000 seasonal advance from November through April. Borrowings under the agreement are based on an interest rate of LIBOR plus 2.25%. A commitment fee of .50% is charged on any unused portion of the facility.

     The new credit facility among other restrictions requires the Company to achieve certain EBITDA levels as defined in the agreement, maintain a fixed charge ratio of 1 to 1 and limits capital expenditures and the payment of dividends.

Note 3:   Inventories

     Inventories consisted of the following (in thousands):

                                           November 30,    August 31,
                                               1999           1999

Raw materials. . . . . . . . . . . . . . .     7,927         $8,447

Work in process. . . . . . . . . . . . . .     2,178          1,977

Finished goods . . . . . . . . . . . . . .    39,179         29,325
                                             $49,284        $39,749

Note 4:   Comprehensive Income

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and disclosure of comprehensive income and its components. Effective September 1, 1998, the Company adopted SFAS No. 130. For the three months ended November 30, 1999 and 1998, comprehensive income (loss) was ($1,501,000) and ($92,000), respectively.

Note 5:   Operating Segments

     In 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of a Business Enterprise and Related Information," which establishes standards for reporting information about reportable operating segments. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has identified operating segments based on internal management reports. This Statement allows aggregation of similar operating segments into a single reportable operating segment if the businesses are considered similar under the criteria of this statement. The Company has five operating segments based on its product categories, which in applying the aggregation criteria of this Statement have been aggregated into two reportable segments: Sports Equipment and Licensing.

     The sports equipment segment manufactures and distributes sports equipment and uniforms for team sports including baseball, basketball, football, and hockey. The licensing segment licenses the Rawlings brand name on products sold by other companies and include products such as golf equipment, footwear, and activewear. There are no determinable operating expenses for the licensing segment. The accounting policies of the segments are the same as those for the Company. The revenues generated and long-lived assets located outside the United States are not significant for separate presentation.

                                              Three Months Ended
                                                  November 30,
                                             1999                1998

Net revenues
     Sports equipment                      $34,984              $32,971
     Licensing                               1,010                1,152
Consolidated net revenues                  $35,994              $34,123

Operating income (loss)
     Sports equipment                     $(1,857)                (420)
     Licensing                               1,010                1,152
Consolidated operating income               $(847)                 $732


                                       November 30,           August 31,
                                           1999                  1999

Total assets
     Sports equipment                     $140,329             $120,428
     Licensing                               1,313                1,229
Consolidated total assets                 $141,642             $121,657

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition


RESULTS OF OPERATIONS

             Quarter Ended November 30, 1999 Compared
               with Quarter Ended November 30, 1998

     Net revenues for the quarter ended November 30, 1999 were $35,994,000 or 5.5 percent higher than net revenues of $34,123,000 for the same quarter last year. The increase in net revenues from the prior year was primarily the result of higher sales of baseballs (with the exception of radar balls), gloves, batter's helmets and apparel partially offset by lower sales of wood bats, radar balls, basketballs and footballs. The increase in glove net revenues was primarily due to strong sell through at the retail level supported by the All-Star Series promotion $10,000,000 sweepstakes. The increase in net revenues of batter's helmets was primarily due to our early delivery incentive program designed to level load factory production. The increase in apparel net revenues was primarily the result of increased stock volume. Sales of wood bats, while strong, are lower by comparison because of unusually strong sales in the prior year driven by the 1998 home run chase. Radar speed-sensing baseball net revenues were off significantly after an initial introduction of the product in late 1998. Football net revenues were down as a result of the decision not to renew the NCAA contract.

     The Company's gross profit was $11,000,000 or 3.6 percent lower than the gross profit of $11,413,000 for the comparable prior year period. The gross profit margin for the quarter was
30.6 percent, 2.8 margin points lower than the comparable prior year quarter. The erosion of profit margin was primarily related to lower sales of high margin wood bats and radar speed-sensing baseballs.

     The Company is continuing to look for further production efficiencies in apparel and significant cost reductions in other areas including the potential sale of under-performing assets, consolidation of certain production facilities, consolidation of multiple distribution facilities into one location, various process redesigns in customer service and distribution, and a 15 percent reduction in headquarters' staff. The headquarters' staff reduction was completed during the first quarter through an early retirement program which resulted in a first quarter charge of $759,000. An additional charge is expected to write-off goodwill and other assets as part of the plan to sell under-performing assets.

     Selling, general and administrative (SG&A) expenses of $10,588,000 were 0.9 percent below SG&A expenses of $10,681,000 in the comparable prior year quarter. SG&A expenses were 29.4 percent of net revenues or 1.9 points lower than the comparable prior year quarter.

     Unusual charges included a charge of $759,000 for the previously discussed early retirement program and $500,000 of costs associated with the Company's strategic review process.

     Interest expense was $1,576,000 or 50.5 percent higher than interest expense of $1,047,000 in the comparable prior year quarter. Lower average borrowings were more than offset by higher rates associated with the Company's credit agreement as amended in September, 1999. On December 28, 1999, the Company refinanced its credit facility by entering into a $75,000,000 five-year term credit agreement with a new lender. Borrowings under the new agreement are based on an interest rate of LIBOR plus 2.25 percent.

Seasonality

     Net revenues of baseball equipment and team uniforms are highly seasonal. Customers generally place orders with the Company for baseball-related products beginning in August for shipment beginning in November (pre-season orders). These pre-season orders from customers generally represent approximately 50 percent to 65 percent of the customers' anticipated needs for the entire baseball season. The amount of these pre-season orders generally determines the Company's net revenues and profitability between November 1 and March 31. The Company then receives additional orders (fill-in orders) which depend upon customers' actual sales of products during the baseball season (sell-through). Fill-in orders are typically received by the Company between February and May. These orders generally represent approximately 35 percent to 50 percent of the Company's sales of baseball-related products during a particular season. Pre-season orders for certain baseball-related products from certain customers are not required to be paid until early spring. These extended terms increase the risk of collectibility of accounts receivable. An increasing number of customers are on automatic replenishment systems; therefore, more orders are received on a ship-at-once basis.
This change has resulted in shipments to the customer closer to the time the products are actually sold. This trend has and may continue to have the effect of shifting the seasonality and quarterly results of the Company with higher inventory and debt levels required to meet orders for immediate delivery. The sell-through of baseball-related products also affects the amount of inventory held by customers at the end of the season which is carried over by the customer for sale in the next baseball season. Customers typically adjust their pre-season orders for the next baseball season to account for the level of inventory carried over from the preceding baseball season. Football equipment and team uniforms are both shipped by the Company and sold by retailers primarily in the period between March 1 and September 30. Hockey equipment and uniforms are shipped by the Company primarily in the period from May 1 to October 31. Basketballs and team uniforms generally are shipped and sold throughout the year. Because the Company's sales of baseball-related products exceed those of its other products, Rawlings' business is seasonal, with its highest net revenues and profitability recognized between November 1 and April 30.


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

     The Company has formally communicated with its major vendors and suppliers to determine the extent to which the Company may be vulnerable to those third parties' failure to remediate their own Year 2000 issues. This included sending Year 2000 surveys and questionnaires to customers and vendors. Based on the responses received to date, the Company does not foresee any impact of non-compliance on the part of its major vendors. Management is currently developing contingency plans which include, but are not limited to, evaluating alternative vendors who are Year 2000 compliant and evaluating inventory management plans. As of the date of this filing, January 13, 2000, the Company has not encountered any significant business disruptions as a result of internal or external Year 2000 issues. However, while no such occurrence has developed, Year 2000 issues may arise that may not become immediately apparent. Therefore, the Company will continue to monitor and work to remediate any issues that may arise. Although the Company expects not to be materially impacted, such future events cannot be known with certainty.


Liquidity and Capital Resources

     Operating activities used cash of $3,410,000 for the quarter ended November 30, 1999 or 65.6 percent lower than the $9,910,000 used in the comparable prior year period. The improvement is primarily the result of converting foreign vendors from letter of credit to open account payment terms partially offset by increases in accounts receivable and inventories during the quarter.

     Capital expenditures were $379,000 for the quarter ended
November 30, 1999 compared to $583,000 in the comparable prior year quarter. The Company expects capital expenditures for fiscal 2000 to be approximately $2,100,000.

     The Company had net borrowings, primarily related to seasonal working capital needs, of $5,683,000 in the quarter ended November 30, 1999. This resulted in total debt as of November 30, 1999 of $56,831,000, or 15.6 percent lower than the total debt as of November 30, 1998. The decrease in total debt is primarily the result of more efficient working capital management.


CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS, FINANCIAL
CONDITION OR BUSINESS

     Statements made in this report, other reports and proxy statements filed with the Securities and Exchange Commission, communications to stockholders, press releases and oral statements made by representatives of the Company that are not historical in nature, or that state the Company's or management's intentions, hopes, beliefs, expectations, or predictions of the future, are "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and involve risks and uncertainties. The words "should," "will be," "intended," "continue," "believe," "may," "expect," "hope," "anticipate," "goal," "forecast" and similar expressions are intended to identify such forward-looking statements. It is important to note that any such performance, and actual results, financial condition or business could differ materially from those expressed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below as well as those discussed elsewhere in reports filed with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time.


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



                         RAWLINGS SPORTING GOODS COMPANY, INC.



Date:  January 13, 2000  /s/ STEPHEN M. O'HARA
                         Stephen M. O'Hara
                         Chairman of the Board and
                         Chief Executive Officer



Date:  January 13, 2000  /s/ MICHAEL L. LUETKEMEYER
                         Michael L. Luetkemeyer
                         Chief Financial Officer
                         (Principal Accounting Officer)