Form 10-Q
period 2000-02-29
RAWLINGS SPORTING GOODS CO INC
filed 2000-04-14
CIK 921915

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC  20549


                            FORM 10-Q




  X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended February 29, 2000


                  Commission file number 0-24450


              RAWLINGS SPORTING GOODS COMPANY, INC.
     (Exact Name of Registrant as Specified in its Charter)

            Delaware                     43-1674348
  (State or Other Jurisdiction        (I.R.S. Employer
      of Incorporation or            Identification No.)
         Organization)

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

     Yes   X             No

     Number of shares outstanding of the issuer's Common Stock, par value $0.01 per share, as of March 31, 2000:  7,927,244
shares.

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

     Rawlings Sporting Goods Company, Inc. and Subsidiaries

                Consolidated Statements of Income
          (Amounts in thousands, except per share data)
                           (Unaudited)

                         QUARTER ENDED      SIX MONTHS ENDED
                          FEBRUARY 29,        FEBRUARY 29,
                         2000      1999     2000       1999

Net revenues           $65,352   $57,408  $101,346   $91,531
Cost of goods sold      44,790    39,079    69,784    61,789
  Gross profit          20,562    18,329    31,562    29,742
Selling, general and
  administrative
  expenses              12,462    12,285    23,050    22,966
Unusual charges            238         -     1,497         -
  Operating income       7,862     6,044     7,015     6,776
Interest expense, net    1,651     1,186     3,227     2,233
Other expense, net          57        30       152        67
  Income before income
    taxes                6,154     4,828     3,636     4,476
Provision for
  income taxes           2,277     1,786     1,345     1,656
  Net income before
    extraordinary item   3,877     3,042     2,291     2,820
Extraordinary item         646         -       646         -
  Net income            $3,231    $3,042    $1,645    $2,820

Net income per common share:
  Basic:
    Before extraordinary
      item               $0.49     $0.39     $0.29     $0.36
    Extraordinary item  ($0.08)        -    ($0.08)        -
    Net income           $0.41     $0.39     $0.21     $0.36
  Diluted:
    Before extraordinary
      item               $0.49     $0.39     $0.29     $0.36
    Extraordinary item  ($0.08)        -    ($0.08)        -
    Net income           $0.41     $0.39     $0.21     $0.36

Shares used in computing
  per share amounts:
    Basic                7,934     7,834     7,928     7,823
    Assumed exercise of
      stock options          2        29         2        19
    Diluted              7,936     7,863     7,930     7,842

The accompanying notes are an integral part of these consolidated statements.

     Rawlings Sporting Goods Company, Inc. and Subsidiaries

                   Consolidated Balance Sheets
            (Amounts in thousands, except share data)
                           (Unaudited)


                                          FEBRUARY 29,     AUGUST 31,
                                             2000            1999
ASSETS
Current Assets:
  Cash and cash equivalents                 $2,380          $1,438
  Accounts receivable, net of allowance
    of $2,947 and $2,538
    respectively                            67,091          32,048
  Inventories                               46,738          39,749
  Deferred income taxes                      3,983           3,983
  Prepaid expenses                             615             928
    Total current assets                   120,807          78,146
Property, plant and equipment, net          11,782          12,570
Deferred income taxes                       20,116          21,460
Goodwill, net                                8,006           8,112
Other assets                                 1,594           1,369
  Total assets                            $162,305        $121,657
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt        $69,004         $51,015
  Accounts payable                          25,288           8,518
  Accrued liabilities                       14,549          11,059
    Total current liabilities              108,841          70,592
Long-term debt, less current maturities         99             133
Other long-term liabilities                  9,291           8,855
    Total liabilities                      118,231          79,580
Stockholders' equity:
  Preferred stock, none issued                   -               -
  Common stock, 7,923,015 and 7,897,708
    shares issued and outstanding,
    respectively                                79              79
  Additional paid-in capital                30,659          30,482
  Stock subscription receivable             (1,421)         (1,421)
  Cumulative other comprehensive income     (1,224)         (1,399)
  Retained earnings                         15,981          14,336
  Stockholders' equity                      44,074          42,077
    Total liabilities and stockholders'
    equity                                $162,305        $121,657




The accompanying notes are an integral part of these consolidated balance sheets.

     Rawlings Sporting Goods Company, Inc. and Subsidiaries

              Consolidated Statements of Cash Flow
                     (Amounts in thousands)
                           (Unaudited)


                                        SIX MONTHS ENDED
                                          FEBRUARY 29,
                                        2000       1999

Cash flows from operating activities:
  Net income                           $1,645     $2,820
  Adjustments to reconcile net
    income to net cash used in
    operating activities:
      Depreciation and amortization     1,713      1,232
      Deferred income taxes             1,344      2,630
      Extraordinary item                  646        ---
  Changes in operating assets and
    liabilities:
    Accounts receivable, net          (35,043)   (23,269)
    Inventories                        (6,989)    (8,472)
    Prepaid expenses                      313       (206)
    Other assets                       (1,103)       (18)
    Accounts payable                   16,770      8,686
    Accrued liabilities and other       4,112     (2,007)
Net cash used in operating
  activities                          (16,592)   (18,604)
Cash flows from investing activities:
  Capital expenditures                   (599)    (1,145)
Net cash used in investing activities    (599)    (1,145)
Cash flows from financing activities:
  Net increase in short-term
    borrowings                         17,989        ---
  Borrowings of long-term debt            ---     33,300
  Repayments of long-term debt            (34)   (13,230)
  Issuance of common stock                178        380
Net cash provided by financing
  activities                           18,133     20,450
Net increase in cash and cash
  equivalents                             942        701
Cash and cash equivalents,
  beginning of period                   1,438        862
Cash and cash equivalents,
  end of period                        $2,380     $1,563



The accompanying notes are an integral part of these consolidated statements.

     Rawlings Sporting Goods Company, Inc. and Subsidiaries

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:   Summary of Significant Accounting Policies.

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to interim financial information and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Form 8-K filed on January 3, 2000. In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair presentation of financial position and results of operations have been included therein. The results for the six months ended February 29, 2000 are not necessarily indicative of the results that may be expected for a full fiscal year.

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

     The new credit facility includes various restrictions, including requirements that the Company achieve certain EBITDA levels as defined in the agreement, maintain a fixed charge ratio of 1 to 1 and limit capital expenditures and the payment of dividends. Certain restrictions contained in the credit facility require, based on current accounting literature, that debt under the facility be classified as current.

Note 3:   Inventories

     Inventories consisted of the following (in thousands):

                            FEBRUARY 29,      AUGUST 31,
                               2000             1999

     Raw materials            $8,840           $8,447

     Work in process           2,682            1,977

     Finished goods           35,216           29,325
                             $46,738          $39,749

Note 4:   Comprehensive Income

     For the three months ended February 29, 2000 and February 28, 1999, comprehensive income was $3,321,000 and $3,101,000, respectively. Comprehensive income for the six months ended February 29, 2000 and February 28, 1999 was $1,820,000 and $3,009,000, respectively.

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

     The sports equipment segment manufactures and distributes sports equipment and uniforms for team sports including baseball, basketball, football, and hockey. The licensing segment licenses the Rawlings brand name on products sold by other companies, including products such as golf equipment, footwear, and activewear. There are no determinable operating expenses for the licensing segment. The accounting policies of the segments are the same as those for the Company. The revenues generated and long-lived assets located outside the United States are not significant and therefore, separate presentation is not required.

                            QUARTER ENDED           SIX MONTHS ENDED
                             FEBRUARY 29,            FEBRUARY 29,
                            2000        1999        2000       1999

Net revenues
  Sports equipment         $63,819     $55,916     $ 98,803   $89,002
  Licensing                  1,533       1,492        2,543     2,529
Consolidated net revenues  $65,352     $57,408     $101,346   $91,531

Operating income
  Sports equipment         $ 6,329     $ 4,552     $  4,472   $ 4,247
  Licensing                  1,533       1,492        2,543     2,529
Consolidated operating
  income                   $ 7,862     $ 6,044     $  7,015   $ 6,776



                            February 29,      August 31,
                               2000              1999
Total assets
  Sports equipment          $161,143          $120,428
  Licensing                    1,162             1,229
Consolidated total assets   $162,305          $121,657


Item 2.   Management's Discussion and Analysis of Results of
Operations and Financial Condition


RESULTS OF OPERATIONS

            Quarter Ended February 29, 2000 Compared
              with Quarter Ended February 28, 1999

     Net revenues for the quarter ended February 29, 2000 were $65,352,000 or 13.8 percent higher than net revenues of $57,408,000 for the same quarter last year. The increase in net revenues was primarily the result of strong demand across all categories of baseball equipment with the exception of radar speed-sensing baseballs. Additionally, net revenues from basketballs were up $1,204,000 due to increased demand at a major mass merchandiser. Net revenues from apparel were up $683,000 primarily as a result of additional demand for stock baseball apparel. Net revenues from footballs were down $990,000 due to the decision not to renew the NCAA football contract.

     The Company's gross profit was $20,562,000 or 12.2 percent higher than the gross profit of $18,329,000 for the comparable prior year period. The gross profit margin for the quarter was
31.5 percent, 0.4 margin points lower than the comparable prior year quarter. The lower profit margin was primarily related to a higher volume of low margin sales of discontinued products.

     Selling, general and administrative (SG&A) expenses of $12,462,000 were 1.4 percent above SG&A expenses of $12,285,000 in the comparable prior year quarter. SG&A expenses were 19.1 percent of net revenues or 2.3 points lower than the comparable prior year quarter. The increase in SG&A expenses was primarily related to increases in royalties, endorsement contracts, freight, professional fees and depreciation.

     Interest expense for the quarter ended February 29, 2000 was $1,651,000 or 39.2 percent higher than the interest expense of $1,186,000 in the comparable prior year quarter. Lower average borrowings by $8,513,000 were more than offset by an increase in average interest rates of 3.7 points.

     Unusual charges included a charge of $238,000 for costs associated with the Company's recently completed review of strategic alternatives.

     The extraordinary item of $646,000 was due to the write-off of deferred financing costs associated with the early extinguishment of the previous credit facility.

      Six Months Ended February 29, 2000 Compared with the
               Six Months Ended February 28, 1999

     Net revenues for the six months ended February 29, 2000 were $101,346,000 or 10.7 percent higher than the net revenues of $91,531,000 in the comparable six month period last year. The increase in net revenues was primarily the result of strong demand across all categories of baseball equipment with the exception of wood bats and radar speed-sensing baseballs. Sales of wood bats were lower by comparison because of unusually strong sales of Mark McGwire memorabilia baseball bats in the comparable prior year period. Radar speed-sensing baseball net revenues were off significantly after an initial introduction of the product in late 1998. Additionally, net revenues from apparel were up $1,106,000 primarily as a result of additional demand for stock baseball apparel. Net revenues from basketballs were up $845,000 due to increased demand at a major mass merchandiser. Net revenues from footballs were down $1,655,000 due to the decision not to renew the NCCA football contract.

     The Company's gross profit for the six months ended February 29, 2000 was $31,562,000 or 6.1 percent higher than the gross profit of $29,742,000 for the comparable prior year period. The gross profit margin for the six months was 31.1 percent, 1.4 margin points lower than the comparable prior year period. The lower profit margin was primarily related to a higher volume of low margin sales of discontinued products and lower sales of high margin memorabilia wood baseball bats and radar speed-sensing baseballs.


     The Company is continuing to look for further production efficiencies in apparel and significant cost reductions in other areas including the potential sale of under-performing assets, consolidation of certain production and distribution facilities, various process redesigns in customer service and distribution, and a 15 percent reduction in headquarters' staff. The headquarters' staff reduction was completed during the first quarter through an early retirement program which resulted in a first quarter charge of $759,000. Additional charges may result from these or other actions.

     SG&A expenses for the six months ended February 29, 2000 were $23,050,000 compared to SG&A expenses of $22,966,000 in the comparable prior year period. SG&A expenses were 22.7 percent of net revenues or 2.4 points lower than the comparable prior year period.

     Unusual charges included a charge of $759,000 for the previously discussed early retirement program and $738,000 of costs associated with the Company's recently completed review of strategic alternatives.

     Interest expense for the six months ended February 29, 2000 was $3,227,000 or 44.5 percent higher than the interest expense of $2,233,000 in the comparable prior year period. Lower average borrowings by $8,296,000 were more than offset by an increase in average interest rates of 4.2 points. On December 28, 1999, the Company refinanced its credit facility by entering into a $75,000,000 five-year term credit agreement with a new lender. Borrowings under the new agreement are based on an interest rate of LIBOR plus 2.25 percent.

     The extraordinary item of $646,000 was due to the write-off of deferred financing costs associated with the early extinguishment of the previous credit facility.


Seasonality

     Net revenues of baseball equipment and team uniforms are highly seasonal. Customers generally place orders with the Company for baseball-related products beginning in August for shipment beginning in November (pre-season orders). These pre-season orders from customers generally represent approximately 50 percent to 65 percent of the customers' anticipated needs for the entire baseball season. The amount of these pre-season orders generally determines the Company's net revenues and profitability between November 1 and March 31. The Company then receives additional orders (fill-in orders) which depend upon customers' actual sales of products during the baseball season (sell-through). Fill-in orders are typically received by the Company between February and May. These orders generally represent approximately 35 percent to 50 percent of the Company's sales of baseball-related products during a particular season. Pre-season orders for certain baseball-related products from certain customers are not required to be paid until early spring. These extended terms increase the risk of collectibility of accounts receivable. An increasing number of customers are on automatic replenishment systems; therefore, more orders are received on a ship-at-once basis. This change has resulted in shipments to the customer closer to the time the products are actually sold. This trend has and may continue to have the effect of shifting the seasonality and quarterly results of the Company with higher inventory and debt levels required to meet orders for immediate delivery. The sell-through of baseball-related products also affects the amount of inventory held by customers at the end of the season which is carried over by the customer for sale in the next baseball season. Customers typically adjust their pre-season orders for the next baseball season to account for the level of inventory carried over from the preceding baseball season. Football equipment and team uniforms are both shipped by the Company and sold by retailers primarily in the period between March 1 and September 30. Hockey equipment is shipped by the Company primarily in the period from May 1 to October 31. Basketballs and team uniforms generally are shipped and sold throughout the year. Because the Company's sales of baseball-related products exceed those of its other products, Rawlings' business is seasonal, with its highest net revenues and profitability recognized between November 1 and April 30.


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

     As of the date of this filing, the Company has not encountered any significant business disruptions as a result of internal or external Year 2000 issues. However, while no such occurrence has developed, Year 2000 issues may arise that may not become immediately apparent. Therefore, the Company will continue to monitor and work to remediate any issues that may arise. Although the Company expects not to be materially impacted, such future events cannot be known with certainty.


Liquidity and Capital Resources

     Working capital increased by $4,412,000 during the six months ended February 29, 2000 primarily as a result of a seasonal increase in accounts receivable and inventories.

     Cash flows used in operating activities for the six months ended February 29, 2000 were $16,592,000 or 10.8 percent lower than the $18,604,000 used in the comparable prior year period. The improvement is primarily the result of converting foreign vendors from payment by letters of credit to open account payment terms and improved inventory management practices, partially offset by volume driven increases in accounts receivable.

     Capital expenditures were $599,000 for the six months ended
February 29, 2000 compared to $1,145,000 in the comparable prior year period. The Company expects capital expenditures for fiscal
2000 to be approximately $2,100,000.

     The Company had net borrowings, primarily related to seasonal working capital needs, of $17,955,000 in the six months ended February 29, 2000. This resulted in total debt of $69,103,000 as of February 29, 2000 or 10.5 percent lower than total debt of $77,179,000 as of February 28, 1999. The decrease in total debt is primarily the result of more efficient working capital management. Management believes that the Company's current credit facility is sufficient to adequately finance its existing and future operations.


Cautionary Factors That May Affect Future Results, Financial
Condition or Business

     Statements made in this report, other reports and proxy statements filed with the Securities and Exchange Commission, communications to stockholders, press releases and oral statements made by representatives of the Company that are not historical in nature, or that state the Company's or management's intentions, hopes, beliefs, expectations, or predictions of the future, are "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and involve risks and uncertainties. The words "should," "will be," "intended," "continue," "believe," "may," "expect," "hope," "anticipate," "goal," "forecast" and similar expressions are intended to identify such forward-looking statements. It is important to note that any such performance, and actual results, financial condition or business could differ materially from those expressed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this document as well as those discussed elsewhere in other reports filed with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time.






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

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               None.

          (b)  Reports on Form 8-K

               (i)  A current report on Form 8-K dated January 3,
                    2000 (announcing the Company's
                    refinancing of its long-term credit
                    facility).

               (ii) A current report on Form 8-K dated January 13,
                    2000 (regarding Bull Run Corp.).

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               RAWLINGS SPORTING GOODS COMPANY, INC.



Date:       April 14, 2000    /s/ STEPHEN M. O'HARA
                              Stephen M. O'Hara
                              Chairman of the Board and
                              Chief Executive Officer



Date:       April 14, 2000    /s/ MICHAEL L. LUETKEMEYER
                              Michael L. Luetkemeyer
                              Chief Financial Officer
                              (Principal Accounting Officer)