Form 10-Q
period 2000-05-31
RAWLINGS SPORTING GOODS CO INC
filed 2000-07-18
CIK 921915

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC  20549

                            FORM 10-Q




[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

           For the quarterly period ended May 31, 2000


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

                    Yes   X             No


     Number of shares outstanding of the issuer's Common Stock, par value $0.01 per share, as of June 30, 2000:  7,939,120
shares.

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                Rawlings Sporting Goods Company, Inc. and Subsidiaries

                         Consolidated Statements of Income
                    (Amounts in thousands, except per share data)
                                     (Unaudited)

                               Quarter Ended        Nine Months Ended
                                  May 31,                May 31,
                              2000        1999       2000      1999

       Net revenues         $45,978     $44,740    $143,680   $133,092

       Cost of goods sold    30,174      30,715      96,420     89,707
       Aluminum bat recall     -          1,600        -         1,600
         Gross profit        15,804      12,425      47,260     41,785
       Selling, general      12,031      11,635      33,617     33,081
        and administrative
        expenses
       Unusual charges          -           -         1,497       -
         Operating income     3,773         790      12,146      8,704
       Interest expense,      1,439       1,344       4,666      3,577
         net
       Other expense, net        70          50         221        118
         Income (loss)
           from continuing
           operations
           before income      2,264       (604)       7,259      5,009
           taxes
       Provision (benefit)      794       (224)       2,642      1,853
        for income taxes
         Net income (loss)
           from continuing
           operations
           before             1,470       (380)       4,617      3,156
           extraordinary
           item
       Loss from
         operations of
         discontinued
         segment, net of     (1,458)     (297)      (2,314)     (1,013)
         tax
       Loss on disposal of
          discontinued
          segment including
          provision of
          $1,500 for operating
          losses during
          phaseout period,  (11,326)       -       (11,326)     -
          net of tax
         Net income (loss)  (11,314)     (677)      (9,023)      2,143
          before
          extraordinary
          item
       Extraordinary item,     -           -          (646)     -
         net of tax
       Net income (loss)   $(11,314)    $(677)     $(9,669)     $2,143


       Net income (loss)
        per common share:
         Basic
           Continuing       $0.18       $(0.05)     $0.58       $0.40
             operations
           Discontinued     (1.61)       (0.04)     (1.72)      (0.13)
             segment
           Extraordinary      -             -       (0.08)         -
             item
           Net income       $(1.42)     $(0.09)    $(1.22)      $0.27
            (loss)
         Diluted
           Continuing       $ 0.18      $(0.05)    $ 0.58       $0.40
             operations
           Discontinued      (1.61)      (0.04)     (1.72)      (0.13)
             segment
           Extraordinary        -           -       (0.08)        -
             item
           Net income       $(1.42)     ($0.09)    $(1.22)      $0.27
            (loss)

       Shares used in
         computing per
         share amounts:
        Basic              7,956       7,870      7,937     7,839
        Assumed exercise     -            16          2        28
         of stock options
        Diluted            7,956       7,886      7,939     7,867

The accompanying notes are an integral part of these consolidated statements.

     Rawlings Sporting Goods Company, Inc. and Subsidiaries

                   Consolidated Balance Sheets
            (Amounts in thousands, except share data)
                           (Unaudited)

                                      May 31,    August 31,
                                       2000        1999
ASSETS
Current Assets:
 Cash and cash equivalents          $ 2,728      $   904
 Accounts receivable, net of
   allowance of $2,934 and $2,243
   respectively                      36,781       26,919
 Inventories                         39,774       35,220
 Deferred income taxes                3,983        3,983
 Prepaid expenses                       794          851
 Net assets of discontinued           1,436        9,287
   segment
   Total current assets               85,496      77,164
Property, plant and equipment, net     9,324      10,687
Deferred income taxes                 20,929      20,920
Other assets                           1,097         643
Net noncurrent assets of                 504      11,261
  discontinued segment
   Total assets                     $117,350    $120,675
LIABILITIES AND STOCKHOLDERS'
EQUITY
Current liabilities:
 Current portion of long-term debt  $ 45,064    $ 51,015
 Accounts payable                     14,127       7,969
 Accrued liabilities                  14,230      10,626
   Total current liabilities          73,421      69,610
Long-term debt, less current           2,182         133
  maturities
Other long-term liabilities            9,291       8,855
   Total liabilities                  84,894      78,598
Stockholders' equity:
 Preferred stock, none issued           -           -
 Common stock, 7,931,603 and
   7,897,708 shares issued and
   outstanding, respectively              79          79
 Additional paid-in capital           30,707      30,482
 Stock subscription receivable        (1,421)     (1,421)
 Cumulative other comprehensive
   loss                               (1,576)     (1,399)
 Retained earnings                     4,667      14,336
 Stockholders' equity                 32,456      42,077
   Total liabilities and            $117,350    $120,675
      stockholders' equity


     The accompanying notes are an integral part of these consolidated balance sheets.

     Rawlings Sporting Goods Company, Inc. and Subsidiaries

              Consolidated Statements of Cash Flow
                     (Amounts in thousands)
                           (Unaudited)


                                               Nine Months Ended
                                                    May 31,
                                               2000        1999

 Cash flows from operating activities:
   Net income (loss)                         $(9,669)    $ 2,143
   Add net loss from discontinued segment     13,640       1,013
   Add extraordinary item                        646        -
   Net income from continuing operations       4,617       3,156
   Adjustments to reconcile net income
     from continuing operations to net
     cash provided by (used in) continuing
     operations:
      Depreciation and amortization            2,228       1,622
      Deferred income taxes                    2,633       2,181
   Changes in operating assets and
     liabilities:
   Accounts receivable, net                   (9,862)     (6,500)
     Inventories                              (4,554)     (3,462)
     Prepaid expenses                             57         (34)
     Other assets                             (1,381)       (149)
     Accounts payable                          6,158       2,415
     Accrued liabilities and other             3,936        (793)
 Net cash provided by (used in) continuing     3,832      (1,564)
   operations
 Net cash provided by discontinued segment     2,396       1,865
 Net cash provided by operating activities     6,228         301
 Cash flows from investing activities:
   Capital expenditures of continuing           (657)     (1,552)
     operations
   Capital expenditures of discontinued          (70)       (177)
     segment
 Net cash used in investing activities          (727)     (1,729)
 Cash flows from financing activities:
   Net decrease in short-term borrowings      (6,353)        -
   Borrowings of long-term debt                2,500      41,750
   Repayments of long-term debt                  (49)    (40,096)
   Issuance of common stock                      225         758
 Net cash (used in) provided by financing     (3,677)      2,412
   activities
 Net increase in cash and cash equivalents     1,824         984
 Cash and cash equivalents, beginning of         904         724
   period
 Cash and cash equivalents, end of period    $ 2,728      $1,708

The accompanying notes are an integral part of these consolidated statements.

     Rawlings Sporting Goods Company, Inc. and Subsidiaries

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:   Summary of Significant Accounting Policies.

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to interim financial information and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Form 8-K filed on January 3, 2000. In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair presentation of financial position and results of operations have been included therein. The results for the nine months ended May 31, 2000 are not necessarily indicative of the results that may be expected for a full fiscal year.

Note 2:   Discontinued Segment

     On June 26, 2000 the Company made a strategic decision to seek a buyer for its Vic hockey business. Vic provides an extensive line of equipment for hockey including hockey sticks, hockey protective equipment and goalie protective equipment. The sale of the Vic hockey business is expected to be completed during fiscal 2001. Vic hockey is accounted for as a discontinued segment, and accordingly, operating results and net assets are segregated in the Company's financial statements.

     The net current assets of this discontinued segment are primarily accounts receivable, inventory, accounts payable and accrued expenses. Net noncurrent assets are primarily property, plant and equipment and goodwill.

     Operating results for the hockey business are included in the Consolidated Statements of Income as net income from discontinued segment for all periods presented. Results for the discontinued segment are as follows (in thousands):


                                  Quarter Ended       Nine Months Ended
                                     May 31,               May 31,
                                2000         1999      2000        1999

       Net revenues            $  1,426      $1,874    $ 5,070     $ 5,053

       Loss from operations    $ (1,385)     $(471)    $(2,744)    $(1,608)
         of
         discontinued segment
         before income taxes
       Provision (benefit)for        73       (174)       (430)      (595)
         income taxes
       Net loss from           $ (1,458)     $(297)    $(2,314)    $(1,013)
         operations of
         discontinued segment

       Loss on disposal of     $(13,000)    $  -      $(13,000)    $  -
         discontinued segment
         before income taxes
       Benefit for income        (1,674)       -        (1,674)       -
         taxes
       Net loss on disposal    $(11,326)    $  -      $(11,326)    $  -
         of discontinued
         segment


     The loss on disposal includes the writedown of assets of the hockey business ($10,750,000) to estimated net realizable value, the provision for operating losses during the phaseout period of $1,500,000 and the estimated costs to dispose of this business of $750,000.


Note 3:   Credit Facility

     On December 28, 1999, the Company refinanced its credit facility by entering into a $75,000,000 five-year term credit agreement with a new lender. Actual availability is based on the Company's outstanding receivables and inventories. The facility also allows for a $15,000,000 seasonal advance from November through April. Borrowings under the agreement are based on an interest rate of LIBOR plus 2.25 percent. A commitment fee of
0.50 percent is charged on any unused portion of the facility.

     On May 15, 2000 the Company and its lenders amended the credit agreement to convert $2,500,000 of the seasonal advance portion of the facility to a term loan. The amount of seasonal advance available to the Company was reduced by the amount of the term loan. The term loan provides for monthly installment payments and the aggregate outstanding principal balance of the term loan becomes due and payable in full on the termination date of the credit facility. The term loan bears interest at LIBOR plus 2.50 percent.

     The credit facility includes various restrictions, including requirements that the Company achieve certain EBITDA levels as defined in the agreement, maintain a fixed charge ratio of 1 to 1 and limit capital expenditures and the payment of dividends. Certain restrictions contained in the credit facility require, based on current accounting literature, that debt under the facility, with the exception of the term loan component, be classified as current.

Note 4:   Inventories

     Inventories consisted of the following (in thousands):

                               May 31,       August 31,
                                2000           1999

     Raw materials           $ 7,943         $7,885
     Work in process           2,370          1,253
     Finished goods           29,461         26,082
                             $39,774        $35,220


Note 5:   Comprehensive Income

     For the three months ended May 31, 2000 comprehensive loss was $11,666,000 compared with a comprehensive loss of $518,000 for the comparable prior year period. For the nine months ended May 31, 2000 comprehensive loss was $9,846,000 compared with comprehensive income of $2,491,000 for the nine months ended May 31, 1999.

Note 6:   Operating Segments

     In 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of a Business Enterprise and Related Information," which establishes standards for reporting information about reportable operating segments. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has identified operating segments based on internal management reports. This Statement allows aggregation of similar operating segments into a single reportable operating segment if the businesses are considered similar under the criteria of this Statement. The Company has four operating segments based on its product categories, which in applying the aggregation criteria of this Statement have been aggregated into two reportable segments: Sports Equipment and Licensing.

     The sports equipment segment manufactures and distributes sports equipment and uniforms for team sports including baseball, basketball and football. The licensing segment licenses the Rawlings brand name on products sold by other companies, including products such as golf equipment, footwear, and activewear. There are no determinable operating expenses for the licensing segment. The accounting policies of the segments are the same as those for the Company. The revenues generated and long- lived assets located outside the United States are not significant and therefore, separate presentation is not required.


                             Quarter Ended        Nine Months Ended
                                May 31,                May 31,
                           2000        1999        2000       1999

    Net revenues
     Sports equipment    $44,269     $42,889      $139,428   $128,712
     Licensing             1,709       1,851         4,252      4,380
    Consolidated net     $45,978     $44,740      $143,680   $133,092
      revenues

    Operating income
      (loss)
     Sports equipment    $ 2,064     $(1,061)     $   7,894   $  4,324
     Licensing             1,709       1,851          4,252      4,380
    Consolidated         $ 3,773     $   790      $  12,146    $ 8,704
      operating income

                             May 31,          August 31,
                              2000               1999
Total assets
  Sports equipment          $113,476           $ 98,898
  Licensing                    1,934              1,229
  Net assets of                1,940             20,548
   discontinued segment
Consolidated total assets   $117,350           $120,675




Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

     Statements made in this report that are not historical in nature, or that state the Company's or management's intentions, hopes, beliefs, expectations, or predictions of the future, for example, the intent of the Company to restructure operations, redesign certain processes and potentially sell underperforming assets are "forward-looking statements" under the Private Securities Litigation Reform Act of 1995, and involve risks and uncertainties. The words "should", "will be", "intended", "continue", "believe", "may", "expect", "hope", "anticipate", "goal", "forecast" and similar expressions are intended to identify such forward-looking statements. It is important to note that any such forward-looking statements are not guarantees of future performance, and the Company's actual results, financial condition or business could differ materially from those expressed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below under the caption "Cautionary Factors That May Affect Future Results or the Financial Condition of the Business", as well as those discussed elsewhere in the Company's reports filed with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results over time.

Discontinued Segment

     On June 26, 2000, the Company made a strategic decision to seek a buyer for its Vic hockey business. Vic provides an extensive line of equipment for hockey including hockey sticks, hockey protective equipment and goalie protective equipment. The sale of the Vic hockey business is expected to be completed during fiscal 2001. Vic hockey is accounted for as a discontinued segment, and accordingly, operating results and net assets are segregated in the Company's financial statements.


RESULTS OF OPERATIONS

               Quarter Ended May 31, 2000 Compared
                 with Quarter Ended May 31, 1999

     Net revenues from continuing operations for the quarter ended May 31, 2000 were $45,978,000 or 2.8 percent higher than net revenues from continuing operations of $44,740,000 for the same quarter last year. The increase in net revenues from continuing operations was primarily the result of strong demand across all categories of baseball equipment (up $2,208,000) with the exception of radar speed-sensing baseballs, partially offset by a decrease in basketball net revenues (down $636,000). Basketball net revenues were down from the comparable prior year quarter partially as a result of the NBA players' strike which delayed shipments into the May 31, 1999 quarter.

     The Company's gross profit from continuing operations was $15,804,000 or 27.2 percent higher than the gross profit from continuing operations of $12,425,000 for the comparable prior year period. The gross profit margin from continuing operations for the quarter was 34.4 percent, 6.6 margin points higher than the comparable prior year quarter. Cost of sales for the quarter ended May 31, 1999 included a $1,600,000 provision for a voluntary slow-pitch softball aluminum bat recall for safety reasons. Excluding that provision, the gross profit margin from continuing operations for the May 31, 1999 quarter was 31.3 percent, 3.1 margin points lower than the comparable current year quarter. The higher gross profit margin was primarily related to improved margins for baseball equipment (with the notable exception of radar speed-sensing baseballs and wood bats), improved margins for footballs (specifically due to outsourcing) and improved margins across the apparel business. Gross profit margin for radar speed-sensing baseballs was lower as a result of markdowns taken to dispose of excess inventory, while the margin for wood bats was lower by comparison because of unusually strong sales of high margin Mark McGwire memorabilia baseball bats in the comparable prior year period.

     Selling, general and administrative (SG&A) expenses from continuing operations of $12,031,000 were 3.4 percent above SG&A expenses of $11,635,000 for the comparable prior year quarter. The increase in SG&A expenses was primarily related to increases in freight, salaries and wages and depreciation, partially offset by decreases in professional fees and advertising and promotion. SG&A expenses were 26.2 percent of net revenues from continuing operations or 0.2 points higher than the comparable prior year quarter.

     Interest expense for the quarter ended May 31, 2000 was $1,439,000 or 7.1 percent higher than the interest expense of $1,344,000 for the comparable prior year quarter. Lower average borrowings by $14,068,000 were more than offset by an increase in average interest rates of 2.8 points.

     Net revenues from the discontinued segment for the quarter ended May 31, 2000 were $1,426,000 or 23.9 percent lower than net revenues from the discontinued segment of $1,874,000 for the same quarter last year. The decrease in net revenues was primarily the result of lower sales of hockey sticks and goalie equipment. Loss from operations for the discontinued segment for the quarter ended May 31, 2000 was $1,385,000 or $914,000 higher than the loss from operations of $471,000 for the same quarter last year. The increased loss from operations was primarily the result of lower sales volume, an increased percentage of low margin sales of discontinued product and increased provisions for inventory obsolescence and reserve for bad debts.



        Nine Months Ended May 31, 2000 Compared with the
                 Nine Months Ended May 31, 1999

     Net revenues from continuing operations for the nine months ended May 31, 2000 were $143,680,000 or 8.0 percent higher than the net revenues from continuing operations of $133,092,000 for the comparable nine month period last year. The increase in net revenues from continuing operations was primarily the result of strong demand across all categories of baseball equipment (up
$11,205,000) with the exception of radar speed-sensing baseballs and wood bats. Radar speed-sensing baseball net revenues were off significantly after an initial introduction of the product in late 1998. Sales of wood bats were lower by comparison because of unusually strong sales of Mark McGwire memorabilia baseball bats in the comparable prior year period. Additionally, net revenues from apparel were up $1,329,000 primarily as a result of additional demand for stock baseball apparel. Net revenues from footballs were down $1,606,000 due to the decision not to renew the NCAA football contract.

     The Company's gross profit from continuing operations for the nine months ended May 31, 2000 was $47,260,000 or 13.1 percent higher than the gross profit from continuing operations of $41,785,000 for the comparable prior year period. The gross profit margin from continuing operations for the nine months ended May 31, 2000 was 32.9 percent, 1.5 margin points higher than the comparable prior year period. Cost of sales for the nine months ended May 31, 1999 included a $1,600,000 provision for a voluntary slow-pitch softball aluminum bat recall for safety reasons. Excluding that provision the gross profit margin from continuing operations for the nine month period ended May 31, 1999 was 32.6 percent, 0.3 margin points lower than the comparable current year period. Profit margin for the nine months ended May 31, 2000 was negatively impacted (approximately
1.6 margin points) by a higher volume of low margin sales of discontinued products because of a concerted effort by management to reduce the levels of such inventories, and lower sales of high margin memorabilia wood baseball bats and radar speed-sensing baseballs.

     The Company is continuing to look for further production efficiencies in apparel and significant cost reductions in other areas including the potential sale of underperforming assets, consolidation of certain production and distribution facilities, various process redesigns in customer service and distribution, and a 15 percent reduction in headquarters' staff. The headquarters' staff reduction was completed during the first quarter through an early retirement program which resulted in a first quarter charge of $759,000. Additional charges may result from these or other actions.

     SG&A expenses from continuing operations for the nine months ended May 31, 2000 were $33,617,000, 1.6 percent above SG&A expenses of $33,081,000 for the comparable prior year period.
The increase in SG&A expenses was primarily related to increases in freight, salaries and wages and depreciation, partially offset by decreases in advertising and promotion and professional fees. SG&A expenses were 23.4 percent of net revenues from continuing operations or 1.5 points lower than the comparable prior year period.

     Unusual charges included a charge of $759,000 for the previously discussed early retirement program and $738,000 of costs associated with the Company's recently completed review of strategic alternatives.

     Interest expense for the nine months ended May 31, 2000 was $4,666,000 or 30.4 percent higher than the interest expense of $3,577,000 for the comparable prior year period. Lower average borrowings by $10,220,000 were more than offset by an increase in average interest rates of 3.7 points. On December 28, 1999, the Company refinanced its credit facility by entering into a $75,000,000 five-year term credit agreement with a new lender. Borrowings under the new agreement are based on an interest rate of LIBOR plus 2.25 percent. On May 15, 2000 the Company and its lenders amended the credit agreement to convert $2,500,000 of the seasonal advance portion of the facility to a term loan. The term loan component of the credit facility bears interest at the rate of LIBOR plus 2.50 percent. See Note 3 to the Consolidated Financial Statements.

     The extraordinary item of $646,000 was due to the write-off of deferred financing costs associated with the early extinguishment of the previous credit facility.

     Net revenues from the discontinued segment for the nine months ended May 31, 2000 were $5,070,000, essentially flat with net revenues from the discontinued segment of $5,053,000 for the comparable prior year period. Loss from operations for the discontinued segment for the nine month period ended May 31, 2000 was $2,744,000 or $1,136,000 higher than the loss from operations of $1,608,000 for the comparable prior year period. The increased loss from operations was primarily the result of higher sales of low margin discontinued product and increased provisions for inventory obsolescence and reserve for bad debts.


Seasonality

     Net revenues of baseball equipment and team uniforms are highly seasonal. Customers generally place orders with the Company for baseball-related products beginning in August for shipment beginning in November (pre-season orders). These pre-season orders from customers generally represent approximately 50 percent to 65 percent of the customers' anticipated needs for the entire baseball season. The amount of these pre-season orders generally determines the Company's net revenues and profitability between November 1 and March 31. The Company then receives additional orders (fill-in orders) which depend upon customers' actual sales of products during the baseball season (sell-through). Fill-in orders are typically received by the Company between February and May. These orders generally represent approximately 35 percent to 50 percent of the Company's sales of baseball-related products during a particular season. Pre-season orders for certain baseball-related products from certain customers are not required to be paid until early spring. These extended terms increase the risk of collectibility of accounts receivable. An increasing number of customers are on automatic replenishment systems; therefore, more orders are received on a ship-at-once basis. This change has resulted in shipments to the customer closer to the time the products are actually sold. This trend has and may continue to have the effect of shifting the seasonality and quarterly results of the Company with higher inventory and debt levels required to meet orders for immediate delivery. The sell-through of baseball-related products also affects the amount of inventory held by customers at the end of the season which is carried over by the customer for sale in the next baseball season. Customers typically adjust their pre-season orders for the next baseball season to account for the level of inventory carried over from the preceding baseball season. Football equipment and team uniforms are both shipped by the Company and sold by retailers primarily in the period between March 1 and September 30. Basketballs and team uniforms generally are shipped and sold throughout the year. Because the Company's sales of baseball-related products exceed those of its other products, Rawlings' business is seasonal, with its highest net revenues and profitability recognized between November 1 and April 30.


Liquidity and Capital Resources

     Working capital increased by $4,521,000 during the nine months ended May 31, 2000 primarily as a result of a seasonal increase in accounts receivable and inventories, partially offset by an increase in accounts payable due to the conversion of foreign vendors from payment by letter of credit to open account payment terms.

     Cash flows provided by operating activities for the nine months ended May 31, 2000 were $6,228,000 or $5,927,000 higher than the $301,000 provided in the comparable prior year period. The improvement is primarily the result of converting foreign vendors from payment by letter of credit to open account payment terms and tighter cash controls, partially offset by volume driven increases in accounts receivable and inventory.

     Capital expenditures were $727,000 for the nine months ended May 31, 2000 compared to $1,729,000 for the comparable prior year period. The Company intends to continue to carefully review all proposed capital investments and expects total fiscal 2000 capital expenditures to be substantially below the $1,932,000 expended in fiscal 1999.

     During the nine months ended May 31, 2000, the Company repaid $3,902,000 of its outstanding debt. This resulted in total debt of $47,246,000 as of May 31, 2000 or 7.6 percent lower than total debt of $51,148,000 as of August 31, 1999. Compared to debt as of May 31, 1999 of $58,763,000, debt as of May 31, 2000 was down $11,517,000 or 19.6 percent. The decrease in total debt was primarily the result of more efficient working capital management. Management believes that the Company's current credit facility is sufficient to adequately finance its existing and future operators.

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

          None.

Item 3.   Defaults on Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          The annual Stockholders' Meeting was held on April 13,
          2000. At the meeting the following nominees were elected pursuant to the following votes:

                                 Number of     Number of
              Nominee            Votes For       Votes
                                               Withheld

          Charles L. Jarvie     6,778,129      751,276
          Michael McDonnell     6,761,117      768,288

          Michael J. Roarty retired as a director at the meeting.

          The following directors' term of office continued after the meeting:

                         Andrew N. Baur
                         Linda L. Griggs
                         Stephen M. O'Hara
                         Robert S. Prather, Jr.
                         William C. Robinson

          The approval of the Board of Directors' selection of Arthur Andersen LLP as independent public accountants was approved pursuant to the following vote:

                   For       Against      Abstain

                7,447,954    59,331       22,120


          The shareholder proposal to revoke the Rights
          Agreement, dated July 1, 1994 was ratified pursuant to the following vote:

                  For         Against    Abstain   Non-Vote

                3,402,524   1,236,620    57,407    2,832,854


Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               10.1 Amendment No. 2 to the Credit Agreement among
                    Rawlings Sporting Goods Company, Inc.,
                    General Electric Capital Corporation and
                    LaSalle Bank National Association dated May
                    15, 2000.

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