Form 10-K
period 2000-08-31
RAWLINGS SPORTING GOODS CO INC
filed 2000-12-13
CIK 921915

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934
                   For the fiscal year ended August 31, 2000.

                         Commission File Number: 0-24450
                                                 -------

                      RAWLINGS SPORTING GOODS COMPANY, INC.
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                     43-1674348
     -------------------------------                    -------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                    Identification No.)

   1859 Intertech Drive, Fenton, Missouri                      63026
  -----------------------------------------              ------------------
  (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (636) 349-3500
                                                     --------------

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                     Yes     X                   No
                            ---                    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting Common Stock held by nonaffiliates of the registrant as of October 31, 2000 was $39,768,810.

         The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of October 31, 2000 was 7,953,762.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                TABLE OF CONTENTS

                                                                                                                Page
                                                                                                                ----
PART I           .................................................................................................1
     Item 1.     Business.........................................................................................1
     Item 2.     Properties......................................................................................13
     Item 3.     Legal Proceedings...............................................................................14
     Item 4.     Submission of Matters to a Vote of Security Holders.............................................15

PART II          ................................................................................................15
     Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters...........................15
     Item 6.     Selected Financial Data.........................................................................16
     Item 7.     Management's Discussion and Analysis of Financial Condition and Results of
                 Operations......................................................................................16
     Item 7a.    Quantitative and Qualitative Disclosures Above Market Risk......................................20
     Item 8.     Financial Statements and Supplementary Data.....................................................21
     Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial
                 Disclosure......................................................................................39

PART III         ................................................................................................39
     Item 10.    Directors and Executive Officers of the Registrant..............................................39
     Item 11.    Executive Compensation..........................................................................41
     Item 12.    Security Ownership of Certain Beneficial Owners and Management..................................47
     Item 13.    Certain Relationships and Related Transactions..................................................49

PART IV          ................................................................................................49
     Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.................................49

                                     PART I

ITEM 1. BUSINESS.

General

         Rawlings Sporting Goods Company, Inc., ("Rawlings" or the "Company") is a leading supplier of team sports equipment in North America and, through its licensee, of baseball equipment and uniforms in Japan. Under the Rawlings(R) brand name, the Company provides an extensive line of equipment and team uniforms for the sports of baseball, basketball and football. The Company's products are sold through a variety of distribution channels, including mass merchandisers, sporting goods retailers and institutional sporting goods dealers. The Company has the exclusive right, for which it pays royalty fees, to use the logos of certain sports organizations and events on selected products, including the logos of the National and American Leagues, Major League Baseball
(MLB), All-Star Game and World Series games for baseballs and the National Collegiate Athletic Association (the "NCAA") for the sports of basketball and baseball. In addition, Rawlings' products are endorsed by more than 44 college coaches, 26 sports organizations and numerous athletes, including approximately 471 Major League Baseball players. These persons or entities have entered into agreements with the Company under which they are paid or provided products for endorsing Rawlings' products or for permitting the Company to use their names or logos.

         Rawlings was founded in 1887 and since then, the Company has established a long-standing tradition of innovation in team sports equipment and uniforms, including the development and introduction of the first football shoulder pads in 1902, the original deep pocket baseball glove in 1920 and double knit nylon and cotton uniforms for Major League Baseball in 1970. Today, Rawlings manufactures and distributes a broad array of team sports equipment and products, including baseball gloves, baseballs, baseball bats, batter's helmets, catcher's and umpire's protective gear, basketballs, footballs, volleyballs, soccer balls, football shoulder pads and other protective gear, team uniforms and various team sports accessories. In addition, licensees of the Company sell numerous products including athletic shoes, retail active wear, apparel, and socks, using the Rawlings(R) brand name and logo.

         Since 1977, the Company has been the exclusive supplier of baseballs to the National and American Leagues, the All-Star Game and the World Series games, with agreements expiring in 2005 for the All-Star Game and World Series games. In 1999, Rawlings extended its exclusive rights to the National and American Leagues through 2005 and in 2000 amended this agreement to combine both league balls to one MLB ball. Since 1994, the Company has been the exclusive supplier of baseballs to each of the 18 Minor Leagues with the agreement expiring in 2000. The Company is currently negotiating an extension to the Minor League agreement. The Company is the leading supplier of baseball gloves to Major and Minor League players.

         Since 1986, Rawlings has been the exclusive supplier of basketballs for the NCAA Men's and Women's Division I, II and III tournament championship games, including the Final Four with an agreement expiring in 2002. In 1999, Rawlings became the official supplier of baseballs for the NCAA baseball World Series and tournament expiring in 2004.

Products and Markets

         The following is a summary of net revenues by principal product line for the three fiscal years ended August 31, 2000. Also, refer to Note 16 of the financial statements for additional information on the Company's operating segments.

              Net Revenues by Segment and Primary Product Category
                              (Amounts in millions)
                                   (Unaudited)

                                                            Years Ended August 31,
                                                   ------------------------------------
                                                      2000         1999         1998
                                                   ----------   ----------   ----------
Sports Equipment:
     Baseball                                      $    106.7   $     94.2   $     96.2
     Basketball, football, soccer and volleyball         32.3         31.0         34.7
     Apparel                                             24.2         21.7         20.9
     Miscellaneous                                        3.7          4.3          4.3

Licensing                                                 5.6          6.0          5.9
                                                   ----------   ----------   ----------
     Net revenues                                  $    172.5   $    157.2   $    162.0
                                                   ----------   ----------   ----------

Sports Equipment

         Baseball. The Company is a leading supplier of baseball equipment in North America and, through its licensee, in Japan. The Company's products in this area include baseball gloves, baseballs, softballs, batter's helmets, catcher's and umpire's protective equipment, aluminum and wood baseball bats, batter's gloves and miscellaneous accessories.

         Rawlings believes it is the leading supplier and offers the broadest selection of baseball gloves in North America. The Company offers approximately 180 styles, which are often customized to meet customer preferences. Its gloves range in retail price from $5.99 for beginners to more than $299.99 for the new Pro Preferred(R) series introduced in 2000. Rawlings' Heart of the Hide(R) series is used by more than half of the Major League Baseball players. Rawlings developed the original deep pocket glove in 1920. The Company designed this glove in consultation with Bill Doak, a spitball throwing southpaw with the St. Louis Cardinals, establishing the Company's tradition of developing innovative products in consultation with players and coaches. Rawlings has continued to be a leader in baseball glove design and innovation and has patented a number of designs, including the Trap-Eze(R) pocket design featuring a modified web giving the appearance of a six-finger glove, the Fastback(R) closed back design, the Basket-Web(R) pocket design which features interwoven strips forming a natural break on the back to assist in closing the glove and the Pad Lock(TM) design which uses an adjustable inner cushion pad and velcro wrist strap to stabilize the hand inside the glove.

         Rawlings believes it is the leading supplier of baseballs in North America. It offers 14 types of baseballs, which differ by their design and the materials used in their construction, including different types of centers, winding materials and covers which can be made of rubber, vinyl or different qualities of leather. Rawlings' baseballs range from lower-priced rubber balls to the professional baseballs that are sold to Major League Baseball teams. Rawlings' baseballs are systematically weighed, measured, tested and inspected to ensure that they meet Rawlings' quality standards. The Major League Baseball teams, All-Star and World Series baseballs are covered with alum-tanned leather produced at Rawlings' leather tannery in Tullahoma, Tennessee and hand-sewn at Rawlings' manufacturing facility in Turrialba, Costa Rica. The Company manufactures its professional baseballs in strict accordance with the rigorous specifications established by Major League Baseball to ensure comparability of players' statistics over time.

         Since 1977, Rawlings has sold the official baseballs used in all National and American League games and has furnished the official baseballs for the All-Star Game and the World Series games on an exclusive basis. As the official baseball of the Major Leagues, Rawlings' baseballs are purchased by consumers in the collectors' and memorabilia market. Management believes the value of an autographed baseball is enhanced if it is an official National or American League baseball. Rawlings also has nonexclusive rights to vinyl baseballs with Club logos. Effective in 1994, Rawlings received the exclusive right to sell the official baseball to all of the Minor League teams. Rawlings also sells an official baseball, in certain cases on an exclusive basis, to a number of leagues and organizations including the NCAA, the National Junior College Athletic Association, the National Association of Intercollegiate Athletics, the Men's Senior Baseball League, Little League Baseball and a number of international baseball organizations.

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

         Rawlings believes that it is the second leading supplier of wood baseball bats sold in North America. The Company sells bats to a number of Major League and Minor League teams including substantially all of the wood baseball bats used by Mark McGwire. The Rawlings' line of wood bats is manufactured at its Dolgeville, New York facility under the Rawlings(R) and Adirondack(R) names. The Company also maintains a line of aluminum baseball and softball bats. In fiscal 1998, Rawlings recorded a charge to account for a discontinued line: 2 3/4 inch adult aluminum baseball bats, which the Company stopped selling in order to support the NCAA's new rules, restricting the diameter of the bat barrel. In fiscal 1999, Rawlings recorded a charge to account for a voluntary recall of slow pitch softball aluminum bats.

         Basketball, Football, Soccer and Volleyball. Rawlings sells 22 different models of basketballs, including full-grain, composite and synthetic leather and rubber basketballs for men and women in both the youth and adult markets. Since 1986, Rawlings has been the exclusive supplier of basketballs for the NCAA Men's and Women's Division I, II and III championship games (including the Final Four). The basketball contract with the NCAA expires in 2002. The Company is also the official supplier of basketballs to the National Association of Intercollegiate Athletics.

         Rawlings sells 24 different types of footballs, including full-grain and split leather, vinyl and rubber for both the youth and adult markets. In addition, the Company sells college football shoulder pads, other protective gear (other than football helmets) and accessories. From 1987 to mid-1999, Rawlings was the exclusive supplier of footballs to the NCAA Division IAA, II and III championship games. While Rawlings continues to supply the official football to the National Association of Intercollegiate Athletics, Rawlings determined the cost of renewing the NCAA football contract was prohibitive and chose to reinvest those funds into other programs, such as endorsements by Brett Favre and Peyton Manning.

         Apparel. Rawlings has been selling team uniforms for approximately 100 years. Rawlings is the official uniform for eight Major League Baseball teams and has the exclusive retail rights for authentic uniforms for these teams. Apparel comprised 14.0% of the net revenues of the Company in the year ended August 31, 2000. The Company believes it has growth opportunities related to apparel. Custom uniforms are manufactured in the Company's Licking, Missouri facility.

         Miscellaneous. Rawlings derives other net revenues from its two outlet stores and from its leather tanning facility. The outlet stores sell seconds, irregular quality and discontinued and overstocked items. Approximately 30% of the leather tanned at Rawlings' tanning facility is sold to third parties for use in a variety of products.

Licensing

         In the year ended August 31, 2000, the Company generated $5.6 million of licensing revenues on approximately $134 million of sales made by third parties in Japan and the United States of products on which the Rawlings(R) brand name appeared under licensing agreements with the Company. Rawlings has licensed the use of its brand name since the mid-1970s when it licensed a Japanese company to use the Rawlings(R) brand name on clothing sold in Japan. Since then, Rawlings has licensed its name to ASICS Corporation, a leading Japanese sporting goods company, for use on all types of baseball equipment, team uniforms and practice clothing sold in Japan. In 2000, the license with ASICS Corporation was expanded to include all active wear in Japan.

         In the United States, Rawlings currently has licensing agreements with 11 companies which are using the Rawlings(R) brand name on various products including sportswear, shoes, sports bags, socks and toys. The Company retains the right under its licensing agreements to sample and inspect all licensed products to ensure that products bearing the Rawlings(R) brand name meet the Company's quality standards. The Company intends to continue to license the Rawlings(R) brand name to strategically extend the name to other related quality products and to new geographic areas. The Company believes that such strategic licensing will enhance the Company's image, consumer recognition and sales of all of its products.

Foreign

         The Company's foreign net revenues constituted approximately 4.5% of its total net revenues in the year ended August 31, 2000. Rawlings currently distributes its products in more than 55 countries primarily through independent distributors. Of the Company's foreign net revenues in the year ended August 31, 2000, approximately $4.7 million, or 2.7%, came from direct sales in Canada.

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

Sales, Marketing and Distribution

         Rawlings' products are sold worldwide. In the United States, Rawlings sells directly to approximately 4,300 customers including local sporting goods stores, institutional dealers (entities that service the sports equipment needs of high school, collegiate and amateur sports organizations), regional sporting goods chains (such as Dick's and Modell's), national sporting goods chains and megastores (such as Champs and The Sports Authority) and mass merchandisers (such as Wal-Mart and K-Mart). In recent years, sales to sporting goods chains and megastores and mass merchandisers have accounted for an increasing amount of the net revenues of Rawlings. Sales to the ten largest customers of Rawlings constituted approximately 39% of the total net revenues of Rawlings in the year ended August 31, 2000 including one customer (Wal-Mart) which accounted for approximately 15% of 2000 net revenues.

         The Company has 46 direct sales employees and 16 manufacturers' representatives who sell its products in the United States. The Company has two separate sales forces, one to serve larger retail accounts and one to service institutional dealers and local sporting goods stores. Sales in Canada are handled by 7 manufacturers' representatives. In addition, seven employees directly service professional and college teams, coaches and athletes. The Company primarily utilizes distributors to sell products overseas, except in Japan, which is covered by licensing agreements. Rawlings' products are currently distributed from its warehouses in Springfield, Licking and Ava, Missouri; Dolgeville, New York; Tullahoma, Tennessee and Daveluyville, Canada.

         The Board of Directors of the Company has approved the relocation of its current distribution facilities located in Springfield, Missouri to a single location in Washington, Missouri. The Company expects to complete the move of the distribution facilities during the fourth quarter of fiscal year 2001.

         The Company utilizes a variety of promotional techniques to build brand awareness. Since 1958, Rawlings has annually presented the Rawlings Gold Glove Award(R) to the best fielder at each position in each of the National and American Leagues. The Rawlings Gold Glove Award(R) is the most prestigious award a baseball player can receive for his fielding abilities. In addition, Rawlings promotes its products through the Rawlings Sports Caravan and Rawlings Dugout. The Rawlings Sports Caravan is comprised of a tandem tractor trailer containing exhibits on the evolution of baseball, basketball and football equipment and uniforms, and a workshop in which demonstrations on the manufacture and repair of baseball gloves, balls and bats are performed. In addition, the Caravan appears at sports events such as spring training, opening day games, the All-Star Game, the World Series games and the Baseball Hall of Fame induction ceremony. The Rawlings Dugout, added in 1998, is a trailer replica of a dugout. The replica dugout is an interactive display, which travels across the country to make special appearances at softball tournaments, youth league ballparks and similar venues. The Company also promotes its products through product endorsements by numerous professional athletes, coaches and sports organizations. The Company makes available to retailers various co-op advertising programs and participates in selected joint marketing and advertising programs.

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

         In addition, the Company's baseball products are endorsed by numerous athletes, including approximately 471 Major League Baseball players such as Ken Griffey Jr., Randy Johnson, Mark McGwire, Cal Ripken Jr., Pedro Martinez, and Sammy Sosa. The Company's basketball products carry endorsements from approximately 30 college coaches including basketball's Lute Olson, Nolan Richardson and Marian Washington. The Company's football products are endorsed by Brett Favre of the Green Bay Packers and Peyton Manning of the Indianapolis Colts.

         The Company believes that endorsements by professional athletes and college coaches and affiliations with sports organizations enhance the Company's image and improve sales of its products. The Company's strategy is to obtain a broad array of endorsements and affiliations from national and regional sports organizations, select college coaches and professional athletes in order to position its products to appeal to regional customer preferences, as well as to achieve national recognition.

         The licensing agreements with Major League Baseball Properties, Inc. and the 18 Minor Leagues, under which Rawlings is licensed to produce the baseballs used in the Major League games, All-Star, World Series, Divisional Playoffs and League Championship Series games, the official baseballs for the Minor League games and the NCAA basketball and baseball contracts, provide that the agreements will be subject to termination upon a change of control of Rawlings, as defined in the agreements, unless the change of control is approved by the Major League Baseball Properties, Inc., the Minor Leagues or the NCAA.

Manufacturing, Product Procurement and Raw Materials

         Products manufactured in Rawlings' five plants constituted approximately 26% of its net revenues in the year ended August 31, 2000 and the balance was derived from the sale of products manufactured by third-parties in Asia, Latin America and the United States, and from licensing fees. The third-party sourced products are manufactured according to the Company's specifications. Five third-party manufacturers account for approximately 10% each of the Company's raw material and finished goods purchases. The Company seeks to establish and build close working relationships with its third-party manufacturers that emphasize service, quality, reliability, loyalty and commitment. The Company continually monitors its sourced products to ensure they meet the Company's quality standards. The Company's arrangements with its non U.S. suppliers are subject to the risks of doing business abroad. The Company believes that the loss of any one of its non U.S. manufacturers while causing temporary difficulties would not have a material adverse effect on the Company's business and results of operations because other manufacturers are available to fulfill the Company's requirements.

         Rawlings operates five manufacturing facilities in the United States and Costa Rica where it makes baseballs, apparel, baseball gloves, injection molded batter's helmets, tanned leather and wood baseball bats and performs other miscellaneous value added processes. In 2000, Rawlings continued its policy of outsourcing items where internal manufacturing does not provide a competitive advantage such as stock team apparel.

         Rawlings obtains its raw materials from various sources which it considers to be adequate for fulfilling its requirements. To assure access to the highest quality leather for its baseballs, the Company acquired its Tennessee leather tanning facility in 1985. The Company depends upon a limited number of vendors for leather for its Heart of the Hide(R) baseball gloves. If any of these sources of raw materials were unavailable to the Company, the Company's operations could be adversely affected until alternative sources were found in the necessary quantities.

Trademarks and Patents

         The Rawlings(R) brand name and logo and the red "R" (R) logo as well as a number of product trademarks, including Finest in the Field(R), Rawlings Gold Glove Award(R), The Mark of a Pro(R), and ProPreferred(R) are protected trademarks in various countries. As of August 31, 2000, Rawlings held 37 U.S. and 9 non U.S. patents, and had 6 non U.S. patent applications pending. Although Rawlings believes that collectively its patents are important to its business, the loss of any one patent would not have a material adverse effect on the Company's business and results of operations.

Competition

         Rawlings competes with numerous national and international companies which manufacture and distribute broad lines of sporting goods and related equipment and sports clothing as well as numerous manufacturers and suppliers of a limited variety of such products.

Certain of the Company's competitors offer sports equipment not sold by the Company. Some of the Company's competitors are larger and have substantially greater financial and other resources than Rawlings. The Company's principal competitors include Wilson Sporting Goods Company (a wholly owned subsidiary of Amer Group Ltd.), Diamond Baseball Company, Spalding and Mizuno Company Limited in the baseball product line; Wilson Sporting Goods Company, Spalding and Riddell Sports Inc. in the basketball and football lines; and Russell Corporation and Wilson Sporting Goods Company in the apparel line. In addition, Nike has recently entered the baseball market. While Rawlings is one of the leading manufacturers and distributors of team sports equipment in North America, competition in the sporting goods industry is intense and is based upon quality, price, product features and brand recognition. In addition, the competitive barriers to entry into the sporting goods industry in general are not significant.

Seasonality

         Net revenues of baseball equipment and team uniforms are highly seasonal. Customers generally place orders with the Company for baseball-related products beginning in August for shipment beginning in November (pre-season orders). These pre-season orders from customers generally represent approximately 50 percent to 65 percent of the customers' anticipated needs for the entire baseball season. The amount of these pre-season orders generally determines the Company's net revenues and profitability between November 1 and January 31. The Company then receives additional orders (fill-in orders) which depend upon customers' actual sales of products during the baseball season (sell-through). Fill-in orders are typically received by the Company between February and May. These orders generally represent approximately 35 percent to 50 percent of the Company's sales of baseball-related products during a particular season.

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

Employees

         As of August 31, 2000, Rawlings employed approximately 1,570 people on a full-time basis, of whom 707 were based in the United States, 860 in Costa Rica and 3 in Canada. Of the total number of employees, approximately 1,394 were engaged in manufacturing, 137 were engaged in marketing and sales and 39 were engaged in administration. Approximately 262 of Rawlings' domestic employees are represented by the Union of Needletrades of Industrial Textile Employees, AFL-CIO-CLC or the Local 682 of the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America, under collective bargaining agreements which expire in November 2002 and February 2003, respectively. Both of these agreements automatically renew themselves for a period of twelve months from year to year thereafter, unless modified or terminated by written notice at least sixty days prior to any subsequent anniversary date. Rawlings believes that relations with its employees are good and that the collective bargaining agreements will be extended without material changes from the current contract.

YEAR 2000 ISSUES

         In 1998 the Company initiated a comprehensive program to replace its computer systems and applications with a Year 2000 compliant enterprise-wide system. The Company completed the installation of its main J.D. Edwards operating system in fiscal 1999. The Company incurred capital expenditures, including hardware, software, outside consultants and other expenses, of approximately $3.0 million on its new enterprise-wide system.

         The Company has not to date experienced any significant problems related to the year 2000 but continues to monitor its computer systems.

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

         Dependence on Baseball. Sales of baseball-related products constituted approximately 62% of the total net revenues of Rawlings in the year ended August 31, 2000. Adverse publicity or news coverage regarding professional or amateur baseball, strikes or other stoppages in play by athletes or umpires could create fan disaffection that could have a material adverse effect on the Company's sales. The current contract between Major League Baseball and its players expires after the 2001 season. A strike or lockout prior to the 2002 season and/or adverse publicity is possible. Similarly, poor weather conditions during the baseball season could have a material adverse effect on the Company's sales.

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

         Seasonality. Customers generally place orders with the Company for baseball-related products beginning in August for shipment beginning in November (pre-season orders). However, a large part of the Company's orders arrive after January as fill-in orders. Because the Company's sales of baseball-related products exceed those of its other products, Rawlings' business is seasonal, with its highest net revenues and profitability recognized between November 1 and April 30. This seasonality inhibits the Company's ability to accurately forecast revenues, as well as requiring working capital and expense investments before revenues are certain. Inaccurate forecasting could inflate working capital, depress profitability and increase debt.

         Reliance on Certain Customers. Sales to the ten largest customers of Rawlings constituted approximately 39% of the total net revenues of Rawlings in the year ended August 31, 2000, including one customer, Wal-Mart, which accounted for approximately 15% of 2000 net revenues. Although the Company has long-established relationships with many of its customers, the Company does not have long-term supply contracts with them. A decrease in business from any of its major customers could have a material adverse effect on the Company's results of operations and financial condition.

         Litigation. Like similar manufacturing companies, the Company is subject to various federal, state and local environmental laws relating to air emissions, water discharges and the storage, handling, disposal and remediation of petroleum and hazardous substances. In addition, the Company is periodically subjected to product liability claims and proceedings involving its patents, employee matters and other legal proceedings which have not historically had a material adverse effect on the Company. See "Legal Proceedings."

         Credit Agreement Restrictions. In December 1999, the Company refinanced its long-term credit facility. The credit facility is asset-based and supported by the Company's receivables, inventory and property, plant and equipment. Additionally, the facility provides for an incremental seasonal advance. See "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources." The Company's credit agreement with its existing lender contains certain restrictions on the Company, including maintaining certain financial ratios, restricting payment of cash dividends, restricting incurrence of additional indebtedness and limiting capital expenditures. There can be no assurance that the Company will be able to achieve and maintain compliance with those restrictions or obtain waivers to any non-compliance.

         Consideration of Strategic Alternatives. During the Company's fiscal year 1999, the Board of Directors approved the consideration of strategic alternatives. As a result of that process, the Company incurred significant legal, accounting and financial advisor expenses, totaling approximately $700,000 during fiscal year 2000. From time to time, the Company has been and may continue to be approached by parties interested in acquiring all or a portion of the Company or its business. The Board may desire to consider a proposal made by such parties, in which case significant expenses may be incurred, while no assurance can be obtained that a transaction acceptable to the Board or the shareholders of the Company will be consummated. Such expenses may adversely affect the Company's results of operations and financial condition. Further, it is the Company's policy that it will not comment on pending discussions regarding merger and acquisition proposals.

         Relocation of Distribution Facilities. The Board of Directors of the Company has approved the relocation of its current distribution facilities to a single location in Washington, Missouri. The Company believes that most of the charges associated with the relocation will be offset by the gain realized upon the sale of the Company's Springfield distribution center. However, there can be no assurance that the actual cost of the relocation will not exceed the Company's estimates or that the relocation will not result in significant disruptions in the Company's business. Further, inventory levels may be difficult to manage during the relocation process, which in turn could result in higher interest expense due to higher levels of borrowing.

         Discontinued Segment. On June 26, 2000 the Company made a strategic decision to seek a buyer for its Vic hockey business. Vic provides an extensive line of equipment for hockey teams including hockey sticks, hockey protective equipment and goalie protective equipment. The sale of the Vic hockey business is expected to be completed during fiscal 2001. The Company's inability to dispose of this business in fiscal 2001 may have a material adverse effect on the Company's results of operations and financial condition.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

        NAME                 AGE                        POSITION
---------------------        ---         -------------------------------------------------
Stephen M. O'Hara            45          Chairman of the Board and Chief Executive Officer
Howard B. Keene              58          President and Chief Operating Officer
Stan W. Morrison             49          Executive Vice President, Sales and Marketing
Ted C. Sizemore              55          Senior Vice President, Worldwide Baseball Affairs
J. Michael Thompson          43          Vice President, Sales
Jonathan C. Hodgins          37          Vice President, Marketing

         Stephen M. O'Hara has served as Chairman of the Board and Chief Executive Officer since November 1998. From November 1994 until August 1998, Mr. O'Hara served as President of Specialty Catalog Corporation (SC), a public company, which is a direct marketer of niche consumer products. From November 1991 through November 1994, Mr. O'Hara was President of SC's largest subsidiary, Wigs by Paula, Inc. Prior to 1991, Mr. O'Hara held various marketing positions at consumer product companies including Procter & Gamble, Kraft General Foods and CML Group. Mr. O'Hara has a MBA degree from the Harvard Graduate School of Business and an AB degree from Harvard College.

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

ITEM 2. PROPERTIES

         The following table sets forth certain information as of August 31, 2000 relating to Rawlings' principal properties:

                                                                                Approximate          Owned or
           Location                            Purpose/Products                Size (sq. ft.)         Leased
--------------------------------     ------------------------------------      --------------        --------
Ava, Missouri                        Manufacturing of baseball gloves              90,000             Leased
(two adjoining facilities)           and injection molded batter's                 60,000             Leased
                                     helmets, as well as ball inflation
                                     and customization

Dolgeville, New York                 Manufacturing of wood baseball bats           80,500             Owned
(three properties)

Fenton, Missouri                     Corporate headquarters                        26,100             Leased
(two facilities)                     Research & Development                         9,100             Leased

Licking, Missouri                    Manufacturing of apparel                      55,400             Owned
(two facilities)                                                                   55,000             Leased

Springfield, Missouri (two           Warehouse/distribution center                 83,500             Leased
facilities)                                                                        66,000             Leased

Tullahoma, Tennessee                 Leather tanning                               69,000             Owned

Turrialba, Costa Rica                Manufacturing of baseballs and                54,000             Owned
                                     apparel

         In addition, Rawlings leases an average of 5,000 square feet for each of its two outlet stores. Rawlings also leases space for five regional sales offices.

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

         The Company has been conducting environmental investigation and remediation activities at its Dolgeville, New York facility (the "Site") with respect to the release of wood pitch into surrounding soil and surface water. In November 1997, the Company entered into a Voluntary Agreement with the New York State Department of Environmental Conservation (the "NYSDEC") to conduct certain environmental remediation activities related to the presence of wood pitch in the soils at the Site. The wood pitch was generated as a result of the operation, before Rawlings' ownership of the Site, of a retort facility by a third party unrelated to Rawlings. In December 1997, an environmental consulting firm retained by Rawlings initiated remediation activities under the oversight of the NYSDEC. In conducting the remediation activities under the Voluntary Agreement, it was discovered that the actual volume of wood pitch substantially exceeded the amount originally estimated by the environmental consulting firm. Some of the unanticipated, additional wood pitch has been remediated in accordance with the requirements of the Voluntary Agreement. In May 1998, the Company's environmental consultants completed an investigation of the amount of the additional wood pitch at the Site. Based upon the report received from the environmental consultants and the Company's historical experience with environmental matters at this Site, the Company recorded a $975,000 charge in 1998 to remediate the additional unanticipated wood pitch, which is reflected in unusual charges in the accompanying consolidated statement of income for fiscal 1998. During October 2000 the Company completed the excavation and removal of the wood pitch and is currently awaiting final approval and clearance from the NYSDEC. Based on discussions with legal counsel and environmental engineers, the remaining reserve as of August 31, 2000 is adequate to provide for the remaining payments and remediation activities.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

STOCK EXCHANGE LISTING

         Rawlings' common stock is quoted on the Nasdaq National Market System under the symbol RAWL. As of August 31, 2000, there were 646 shareholders of record.

     Common Stock            High           Low           Close
------------------------- ----------      ---------     ---------
2000       4th Qtr.       $  7            $5 5/16       $ 6 1/16
           3rd Qtr           6 27/32       4 1/2          5 5/8
           2nd Qtr           9             5 1/4          6
           1st Qtr          10 3/8         7 5/8          7 5/8

1999       4th Qtr.       $ 11 3/8        $7 13/16      $ 9 5/16
           3rd Qtr          12 3/8         8             10 1/16
           2nd Qtr          13             9 5/8         12 1/4
           1st Qtr          12 1/4         8 3/4         11 1/2

         In November 1997 the Company issued warrants to purchase 925,804 shares of common stock at $12.00 per share to Bull Run Corporation for $3.07 per warrant. The warrants expire in November 2001 and are exercisable only if the Company's common stock closes above $16.50 for twenty consecutive trading days.

         The Company has paid no dividends. The Company's existing amended and restated credit agreement has certain requirements including a restriction on the Company's ability to pay cash dividends.

ITEM 6. SELECTED FINANCIAL DATA.

FIVE-YEAR FINANCIAL HIGHLIGHTS

The following table sets forth selected historical consolidated financial data for the business conducted by Rawlings Sporting Goods Company, Inc. (Rawlings or the Company) for the five fiscal years ended August 31, 2000.

 (Amounts in thousands, except per share data)                  Years Ended August 31,
                                               -----------------------------------------------------------
                                                  2000         1999         1998        1997        1996
                                               ---------    ---------    ---------   ---------   ---------
INCOME STATEMENT DATA :
Net revenues                                   $ 172,504    $ 157,207    $ 162,000   $ 147,600   $ 149,735
Operating income                                   8,124        2,163       10,811      11,880      11,666
Income (loss) from continuing operations
     before extraordinary item                     1,281       (2,482)       4,151       5,470       5,272
Net income (loss)                                (13,005)      (3,361)       3,660       5,470       5,272
Income (loss) per common share:
     Continuing operations                          0.16        (0.32)        0.53        0.71        0.69
     Net income (loss)                             (1.64)       (0.43)        0.47        0.71        0.69

BALANCE SHEET DATA:
Total assets                                   $ 108,725    $ 120,675    $ 131,838   $ 101,264   $ 102,252
Long-term debt, including current maturities      45,582       51,148       57,109      32,673      38,700

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

YEAR ENDED AUGUST 31, 2000 COMPARED TO THE YEAR ENDED AUGUST 31, 1999

RESULTS OF OPERATIONS

Net revenues increased $15,297,000 to $172,504,000 during the year ended August 31, 2000 (2000). The 9.7% growth over the year ended August 31, 1999 (1999) was fueled by strong consumer demand for baseball products. Specifically, Rawlings' sales of baseball gloves increased $6.3 million and the pro and memorabilia baseballs sold at major league events increased $2.5 million. Net revenues also benefited from the new Major League team uniform contract which generated an additional $1.5 million in sales. Basketball sales to large national accounts increased $2 million. These net revenue increases were partially offset by fewer outlet store sales as the Company closed certain under performing stores.

The gross margin rate increased 2.2 points to 31.4% during 2000. This was primarily the result of large unusual write downs taken in 1999 for the slow pitch softball aluminum bat voluntary recall of $1.6 million and the $1 million write-down of the radar speed sensing baseball inventory to net realizable value.

Selling general and administrative (SG&A) expenses increased $894,000 during 2000. SG&A expenses as a percent of sales in 2000 were 25.8%, excluding the early retirement program and strategic review costs, compared to 27.8% in 1999. The Company's increased efficiency is the result of the cost reduction plans initiated at the beginning of 2000, including the voluntary retirement program completed in the first quarter of 2000 that eliminated $800,000 in annual salaries. The charge for the early retirement program was recorded as an unusual item in the income statement and amounted to $759,000. Strategic review initiatives were also completed in the first half of 2000 and totaled $738,000.

Interest costs increased $1,063,000 during 2000 to $5,762,000. This increase was due to a higher interest rate environment and the higher borrowing rate on the new credit facility. The weighted average borrowing rate increased 325 basis points to 10.7% during 2000. The rate increase was partially offset by working capital reduction programs that lowered average borrowings to $55,000,000 throughout 2000, down $10,000,000 from the 1999 average borrowing balance.

The effective tax rate for 2000 was 37% which is higher than the statutory rate of 35% because of state taxes that are partially offset by lower tax rates on foreign income.

Income from continuing operations increased $3,763,000 to $1,281,000 during 2000. Excluding the unusual charges net income after tax was $2,224,000 in 2000. This represents a substantial turnaround from the 1999 performance and provides a good foundation for continued planned growth in sales and profits in 2001.

During the third quarter the Company made a strategic decision to seek a buyer for its hockey business and recorded a $13 million pretax charge in connection with the accounting for the hockey business as a discontinued segment. The total net loss on hockey operations was $13,640,000 after taxes and includes operating losses of $2,314,000. The Company has continued to operate the hockey business during the sale process and has estimated the future operating losses to be $1,500,000 as of August 31, 2000. In connection with the December 1999 credit agreement Rawlings wrote-off the old deferred debt issuance costs as an extraordinary item that totaled $646,000 after tax.

The net loss was $13,005,000 in 2000 compared to a net loss of $3,361,000 in 1999. The increased loss was attributable to the discontinuance of the hockey business.

Net revenues from the discontinued segment for the year ended August 31, 2000 were $8,383,000, 2.4% higher than net revenues from the discontinued segment of $8,184,000 for the comparable prior year period. Loss from operations for the discontinued segment for the year ended August 31, 2000 was $2,314,000 or $1,435,000 higher than the loss from operations of $879,000 for the comparable prior year period. The increased loss from operations was primarily the result of higher sales of low margin discontinued product and increased provisions for inventory obsolescence and reserve for bad debts.

Inflationary pressure did not have a significant impact on the Company's results of operations or financial position during the three year period ended August 31, 2000.

YEAR ENDED AUGUST 31, 1999 COMPARED TO THE YEAR ENDED AUGUST 31, 1998

RESULTS OF OPERATIONS

Net revenues for 1999 were $157,207,000 or 3.0% lower than net revenues of $162,000,000 for the year ended August 31, 1998 (1998). The decrease in net revenues from the prior year was primarily the result of lower sales volume in baseball gloves, radar speed-sensing baseballs, basketballs and footballs, partially offset by an increase in wood bat and apparel sales. The increase in wood bat sales can be attributed to the popularity of Mark McGwire related bats. Football sales decreased as a result of the decision not to renew the NCAA contract and some loss of customer sales due to inventory availability issues during the fourth quarter. Radar speed-sensing baseball sales were soft in 1999 after an initial introduction of the product at the end of 1998.

Gross margin in 1999 was 29.2%, down 1.4 points from the 1998 gross margin of 30.6%. A $1,600,000 third quarter charge for a voluntary recall of slow pitch softball aluminum bats, and a $1,000,000 fourth quarter write down of remaining radar speed-sensing baseball inventory were primarily responsible for the decrease.

SG&A expenses for 1999 were $43,720,000 (27.8% of net revenues). This was 17.2% higher than SG&A expenses of $37,291,000 (23.0% of net revenues) in fiscal 1998. Higher salaries, advertising and promotional costs, professional fees and royalties were primarily responsible for the increase.

Interest expense of $4,699,000 in 1999 was 11.4% higher than interest expense of $4,218,000 in 1998. Higher interest rates associated with the amended credit agreement is primarily responsible for the increase.

The effective tax rate of (10.0) percent in 1999 was lower than the statutory tax rate of 35 percent due to a valuation allowance recorded in 1999 on the Company's foreign tax credits which expire from 2001 to 2005.

Net revenues from the discontinued segment for the year ended August 31, 1999 were $8,184,000, 4.9% lower than net revenues from the discontinued segment of $8,604,000 for the comparable prior year period. Loss from operations for the discontinued segment for the year ended August 31, 1999 was $879,000 or $388,000 higher than the loss from operations of $491,000 for the comparable prior year period. The increased loss from operations was primarily the result of lower sales and increased operating expenses.

SEASONALITY

See discussion on Seasonality in Part I, Item 1 of this document.

YEAR 2000 ISSUES

See discussion on Year 2000 issues in Part I, Item 1 of this document.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are cash provided by operating activities and the credit agreement negotiated with a financing company in December 1999, which is more fully described in Note 8 to the financial statements. The agreement provides for borrowings based on a percentage of qualified receivables and inventory coupled with seasonal advances during the Company's peak selling period in addition to $10,000,000 of term loans. The Company's primary use of cash is to fund its working capital needs, capital expenditures and debt service requirements. The Company's working capital requirements are seasonal with higher investments in working capital generally required in the period that begins in September and ends in April of the succeeding year. The change in the timing of orders and shipments to retailers closer to when the products are actually sold to the retailers' customers may increase the amount of working capital required by the Company and may increase required levels of financing. Detailed information on the Company's cash flows is presented in the consolidated statements of cash flows.

YEAR ENDED AUGUST 31, 2000

Combined operating activities of continued and discontinued operations provided $6,708,000 of cash during 2000. The cash provided from operations was $361,000 lower than 1999 as the Company increased inventories and receivables. Capital expenditures were $994,000 lower in 2000 compared to 1999 and totaled $938,000. The Company used $5,250,000 in financing activities primarily to reduce its debt outstanding.

YEAR ENDED AUGUST 31, 1999

Operating activities provided cash of $7,069,000 during 1999. Operating cash flows were $15,791,000 million higher than 1998 primarily as a result of lower accounts receivable and inventories. Investing activities used cash of $1,932,000 primarily for capital expenditures for normal property and plant improvements. Financing activities used cash of $4,957,000 which included net repayment of borrowings of $5,961,000 and the issuance of common stock of $1,004,000.

YEAR ENDED AUGUST 31, 1998

Operating activities used cash of $8,722,000 during 1998. Operating cash flows were $17,273,000 lower than 1997 primarily as a result of higher inventories and lower net income. Investing activities used cash of $17,698,000 primarily for the acquisition of the Vic hockey business and capital expenditures for normal property and plant improvements and to purchase and implement the Company's new computer system. Financing activities provided cash of $26,412,000 which included net borrowings of $24,436,000 and the issuance of warrants and common stock of $1,976,000.

NEW ACCOUNTING PRONOUNCEMENTS

During 2000, the Emerging Issues Task Force ("EITF") discussed several reporting issues related to accounting for shipping and handling fees and costs. In connection with the issuance of EITF 00-10, a consensus was reached that all amounts billed to customers for shipping and handling should be reported as a component of net revenues in the statement of income. Historically, the Company has recorded the amount billed as an offset to the costs incurred and recorded the net amount in selling, general and administrative expenses. The Company is currently in the process of quantifying the amount of the reclassification and will reflect the needed adjustments in the statements of income by the specified effective date of the fourth quarter of 2001. There will be no impact to the Company's net income (loss) as a result of the adoption of this new pronouncement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE AND FOREIGN CURRENCY MANAGEMENT ACTIVITIES

The Company has previously engaged in interest rate and foreign currency management activities with the objective of limiting exposure to interest rate increases related to the Company's long-term debt by converting a portion of the Company's variable rate debt to a fixed rate and limiting the exposure to foreign currency exchange rate fluctuations. The interest rate and foreign currency objectives were achieved through the use of interest rate swaps and the foreign currency contracts. As of August 31, 2000 the Company did not have any outstanding interest rate swaps or foreign currency contracts. Due to the relative size of the Company's foreign operations, the Company believes it does not have any material exposure to foreign currency fluctuations.

The Company has minimal market risk exposure related to interest rates. The Company is exposed to market risks related to fluctuations in interest rates for its variable rate borrowings of $45,450,000 as of August 31, 2000. A change in interest rates of 1% on the balance outstanding at August 31, 2000 would cause a change in total annual earnings and cash flows of $454,500 assuming other factors are held constant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE STOCKHOLDERS OF RAWLINGS SPORTING GOODS COMPANY, INC.:

We have audited the accompanying consolidated balance sheets of Rawlings Sporting Goods Company, Inc. (a Delaware corporation) and subsidiaries (the Company) as of August 31, 2000 and 1999 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended August 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rawlings Sporting Goods Company, Inc. and subsidiaries as of August 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2000, in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP
St. Louis, Missouri
November 15, 2000

             RAWLINGS SPORTING GOODS COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)


                                                                                      August 31,
                                                                               ----------------------
                                                                                 2000         1999
                                                                               ---------    ---------
Assets
Current assets:
   Cash and cash equivalents                                                   $   1,424    $     904
   Accounts receivable, net of allowance of $2,561 and $2,242, respectively       28,246       26,919
   Inventories                                                                    38,100       35,220
   Deferred income taxes                                                           6,079        3,983
   Prepaid expenses                                                                  819          851
   Net assets of discontinued segment                                              2,624        9,287
                                                                               ---------    ---------
         Total current assets                                                     77,292       77,164
Property, plant and equipment                                                      8,873       10,687
Deferred income taxes                                                             20,802       20,920
Other assets                                                                       1,211          643
Noncurrent assets of discontinued segment                                            547       11,261
                                                                               ---------    ---------
         Total assets                                                          $ 108,725    $ 120,675
                                                                               =========    =========

Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term debt and revolving credit agreement            $  37,178    $  51,015
   Accounts payable                                                               13,804        7,969
   Accrued liabilities                                                            10,729       10,626
                                                                               ---------    ---------
         Total current liabilities                                                61,711       69,610
Long-term debt, less current maturities                                            8,404          133
Other long-term liabilities                                                        9,291        8,855
                                                                               ---------    ---------
         Total liabilities                                                        79,406       78,598
                                                                               ---------    ---------
Stockholders' equity:
   Preferred stock, none issued                                                       --           --
   Common stock, $.01 par value, 50,000,000 shares authorized, 7,946,338 and
7,897,708 shares issued and outstanding, respectively                                 79           79
   Additional paid-in capital                                                     30,798       30,482
   Stock subscription receivable                                                  (1,421)      (1,421)
   Accumulated other comprehensive loss                                           (1,468)      (1,399)
   Retained earnings                                                               1,331       14,336
                                                                               ---------    ---------
         Stockholders' equity                                                     29,319       42,077
                                                                               ---------    ---------
         Total liabilities and stockholders' equity                            $ 108,725    $ 120,675
                                                                               =========    =========


The accompanying notes are an integral part of these consolidated balance sheets.

             RAWLINGS SPORTING GOODS COMPANY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in thousands, except per share data)

                                                                                 Years Ended August 31,
                                                                         -----------------------------------
                                                                           2000         1999         1998
                                                                         ---------    ---------    ---------
Net revenues                                                             $ 172,504    $ 157,207    $ 162,000
Cost of goods sold                                                         118,269      111,324      112,423
                                                                         ---------    ---------    ---------
   Gross profit                                                             54,235       45,883       49,577
Selling, general and administrative expenses                                44,614       43,720       37,291
Unusual charges                                                              1,497           --        1,475
                                                                         ---------    ---------    ---------
   Operating income                                                          8,124        2,163       10,811
Interest expense                                                             5,762        4,699        4,218
Other expense, net                                                             330          222          251
                                                                         ---------    ---------    ---------
   Income (loss) from continuing operations before income taxes              2,032       (2,758)       6,342
Provision (benefit) for income taxes                                           751         (276)       2,191
                                                                         ---------    ---------    ---------
   Income (loss) from continuing operations before extraordinary item        1,281       (2,482)       4,151
Discontinued operations:
   Loss from operations of discontinued segment, net of tax                 (2,314)        (879)        (491)
   Loss on disposal of discontinued segment, including a provision of
       $1,500 for operating losses during phase-out period, net of tax     (11,326)          --           --
                                                                         ---------    ---------    ---------
   Income (loss) before extraordinary item                                 (12,359)      (3,361)       3,660
Extraordinary item, net of tax                                                (646)          --           --
                                                                         ---------    ---------    ---------
Net income (loss)                                                        $ (13,005)   $  (3,361)   $   3,660
                                                                         =========    =========    =========

Income (loss) per common share, basic and diluted:
   Continuing operations                                                 $    0.16    $   (0.32)   $    0.53
   Discontinued segment                                                      (1.72)       (0.11)       (0.06)
   Extraordinary item                                                        (0.08)          --           --
                                                                         ---------    ---------    ---------
   Net income (loss)                                                     $   (1.64)   $   (0.43)   $    0.47
                                                                         =========    =========    =========

Shares used in computing per share amounts:
   Basic                                                                     7,948        7,853        7,777
   Assumed exercise of stock options                                             4           21           41
                                                                         ---------    ---------    ---------
   Diluted                                                                   7,952        7,874        7,818
                                                                         =========    =========    =========


The accompanying notes are an integral part of these consolidated statements.

             RAWLINGS SPORTING GOODS COMPANY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (Amounts in thousands, except share data)

                                                                            Accumulated
                             Common Stock      Additional      Stock          Other                       Total
                          ------------------    Paid-in     Subscription   Comprehensive    Retained   Stockholders'  Comprehensive
                           Shares     Amount    Capital      Receivable    Income (Loss)    Earnings      Equity      Income (Loss)
                          ---------   ------   ----------   ------------   -------------    --------   -------------  -------------
Balance,
   August 31, 1997        7,725,814   $   77   $   26,083   $         --   $          --    $ 14,037   $      40,197

Net income                       --       --           --             --              --       3,660           3,660  $       3,660
Issuance of
   common stock              68,669        1          704             --              --          --             705             --
Issuance of warrants             --       --        2,692         (1,421)             --          --           1,271             --
Translation adjustments          --       --           --             --          (1,581)         --          (1,581)        (1,581)
                                                                                                                      -------------
Comprehensive income                                                                                                  $       2,079
                          ---------   ------   ----------   ------------   -------------    --------   -------------  =============
Balance,
   August 31, 1998        7,794,483       78       29,479         (1,421)         (1,581)     17,697          44,252

Net loss                         --       --           --             --              --      (3,361)         (3,361) $      (3,361)
Issuance of
   common stock             103,225        1        1,003             --              --          --           1,004             --
Translation adjustments          --       --           --             --             182          --             182            182
                                                                                                                      -------------
Comprehensive loss                                                                                                    $      (3,179)
                          ---------   ------   ----------   ------------   -------------    --------   -------------  =============
Balance,
   August 31, 1999        7,897,708       79       30,482         (1,421)         (1,399)     14,336          42,077

Net loss                         --       --           --             --              --     (13,005)        (13,005) $     (13,005)
Issuance of
   common stock              48,630       --          316             --              --          --             316             --
Translation adjustments          --       --           --             --             (69)         --             (69)           (69)
                                                                                                                      -------------
Comprehensive loss               --       --           --             --              --          --              --  $     (13,074)
                          ---------   ------   ----------   ------------   -------------    --------   -------------  =============
Balance,
   August 31, 2000        7,946,338   $   79   $   30,798   $     (1,421)  $      (1,468)   $  1,331   $      29,319
                          =========   ======   ==========   ============   =============    ========   =============


The accompanying notes are an integral part of these consolidated statements.

             RAWLINGS SPORTING GOODS COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)


                                                                  Years Ended August 31,
                                                           -----------------------------------
                                                              2000         1999         1998
                                                           ---------    ---------    ---------
Cash flows from operating activities:
     Net (loss) income                                     $ (13,005)   $  (3,361)   $   3,660
     Add loss from discontinued segment                       13,640          879          491
     Add extraordinary item                                      646           --           --
                                                           ---------    ---------    ---------
     Income (loss) from continuing operations                  1,281       (2,482)       4,151
     Adjustment to reconcile net income (loss) from
       continuing operations to net cash provided by
       (used in) continuing operations:
           Depreciation and amortization                       3,039        2,212        1,445
     Changes in operating assets and liabilities:
           Accounts receivable                                (1,327)       9,215       (3,166)
           Inventories                                        (2,880)       3,974       (9,413)
           Accounts payable                                    5,835         (746)         859
           Other                                                (411)      (2,297)       1,932
                                                           ---------    ---------    ---------
     Net cash provided by (used in) continuing
       operations                                              5,537        9,876       (4,192)
     Net cash provided by (used in) discontinued
       segment                                                 1,171       (2,807)      (4,530)
                                                           ---------    ---------    ---------
     Net cash provided by (used in) operating activities       6,708        7,069       (8,722)
                                                           ---------    ---------    ---------

Cash flows from investing activities:
     Capital expenditures of continuing operations              (862)      (1,723)      (3,326)
     Capital expenditures of discontinued segment                (76)        (209)        (274)
     Acquisition of a business                                    --           --      (14,098)
                                                           ---------    ---------    ---------
Net cash used in investing activities                           (938)      (1,932)     (17,698)
                                                           ---------    ---------    ---------

Cash flows from financing activities:
     Net decrease in revolving credit agreement              (15,311)          --           --
     Borrowings of long-term debt                             10,000       44,050      108,450
     Repayments of long-term debt                               (255)     (50,011)     (84,014)
     Issuance of common stock                                    316        1,004          705
     Issuance of warrants                                         --           --        1,271
                                                           ---------    ---------    ---------
Net cash (used in) provided by financing activities           (5,250)      (4,957)      26,412
                                                           ---------    ---------    ---------

Net increase (decrease) in cash and cash equivalents             520          180           (8)
Cash and cash equivalents, beginning of year                     904          724          732
                                                           ---------    ---------    ---------
Cash and cash equivalents, end of year                     $   1,424    $     904    $     724
                                                           =========    =========    =========

Supplemental disclosures of cash flow information: Cash
     paid during the year for:
           Interest                                        $   6,100    $   4,564    $   4,216
           Income taxes                                           86          300          631


The accompanying notes are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Rawlings Sporting Goods Company, Inc. and all of its wholly-owned subsidiaries (Rawlings or the Company). All significant intercompany transactions and balances have been eliminated.

BUSINESS

Rawlings manufactures and distributes sports equipment and uniforms for team sports such as baseball, basketball, and football predominately in the United States. Revenue is recorded when product is shipped. Returns and sales allowances are included in net revenues.

INVENTORIES

Inventories are valued at the lower of cost or net realizable value with cost determined on a first-in, first-out method. Cost includes materials and conversion costs.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at cost and depreciated on a straight-line basis over the estimated useful life. The principal estimated useful lives are as follows:

          Buildings and improvements                   20-30 years
          Machinery and equipment                       5-12 years
          Other                                         4-10 years

When equipment is sold or retired, its cost and accumulated depreciation are removed from the balance sheet, and any gain or loss is included in income during the period of the disposition. Repair and maintenance is charged to expense as incurred.

LONG-LIVED ASSETS

Long-lived assets primarily include property, plant and equipment, and goodwill. Long-lived assets are periodically reviewed for impairment by comparing the carrying value of the assets with the expected future undiscounted cash flows before consideration of income taxes. If an impairment has occurred on assets held for use, the loss is calculated as the difference between the carrying value of the asset and the present value of the estimated net future cash flows or the comparable market value, giving consideration to recent operating performance. Long-lived assets that are to be disposed are recorded at the lower of carrying value or fair value less costs to sell.

INCOME TAXES

Deferred income taxes are recorded for temporary differences in reporting income and expenses for tax and financial statement purposes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Incomes Taxes (SFAS No. 109).

TRANSLATION OF FOREIGN CURRENCIES

The assets and liabilities of foreign branches and subsidiaries are translated into U.S. dollars at current exchange rates and profit and loss accounts are translated at average annual exchange rates. Resulting translation gains and losses are included in accumulated other comprehensive income (loss), a separate component in Stockholders' Equity. Foreign exchange transaction losses of $0, $10 and $0 were included in the results of operations for the fiscal years ended August 31, 2000, 1999 and 1998, respectively.

FINANCIAL INSTRUMENTS

The fair value of the Company's financial instruments approximates their carrying amounts. The Company's long-term debt is primarily variable in nature and accordingly the fair value approximates the carrying value.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation. The reclassifications had no impact on previously reported net income (loss) or total stockholders' equity.

USE OF ESTIMATES

These financial statements have been prepared on the accrual basis of accounting which requires the use of certain estimates in determining the Company's assets, liabilities, revenues and expenses. Resolution of certain matters could differ significantly from the resolution that is currently expected.

NEW ACCOUNTING PRONOUNCEMENTS

During 2000, the Emerging Issues Task Force ("EITF") discussed several reporting issues related to accounting for shipping and handling fees and costs. In connection with the issuance of EITF 00-10, a consensus was reached that all amounts billed to customers for shipping and handling should be reported as a component of net revenues in the statement of income. Historically, the Company has recorded the amount billed as an offset to the costs incurred and recorded the net amount in selling, general and administrative expenses. The Company is currently in the process of quantifying the amount of the reclassification and will reflect the needed adjustments in the statements of income by the fourth quarter of 2001 in accordance with the pronouncement. There will be no impact to the Company's net income (loss) as a result of the adoption of this new pronouncement.

NOTE 2. DISCONTINUED SEGMENT

         On June 26, 2000 the Company made a strategic decision to seek a buyer for its Vic hockey business. Vic provides an extensive line of equipment for hockey teams including hockey sticks, hockey protective equipment and goalie protective equipment. The sale of the Vic hockey business is expected to be completed during fiscal 2001. Vic hockey is accounted for as a discontinued segment, and accordingly, operating results and net assets are segregated in the Company's financial statements and related notes for all periods presented.

         The net current assets of this discontinued segment are primarily accounts receivable, inventory, accounts payable and accrued expenses. Net noncurrent assets are primarily property, plant and equipment.

         Operating results for the hockey business are included in the Consolidated Statements of Income as net loss from discontinued segment for all periods presented. Results for the discontinued segment are as follows:

                                                     2000        1999        1998
                                                   --------    --------    --------
Net revenues                                       $  8,383    $  8,184    $  8,604
                                                   ========    ========    ========
Loss from operations of discontinued
     segment before incomes taxes                  $ (2,744)   $ (1,392)   $   (822)
Benefit for income taxes                               (430)       (513)       (331)
                                                   --------    --------    --------
Net loss from operations of discontinued segment   $ (2,314)   $   (879)   $   (491)
                                                   ========    ========    ========

Loss on disposal of discontinued segment before
     income taxes                                  $(13,000)   $     --    $     --
Benefit for income taxes                             (1,674)         --          --
                                                   --------    --------    --------
Net loss on disposal of discontinued segment       $(11,326)   $     --    $     --
                                                   ========    ========    ========

The loss on disposal includes the writedown of assets of the hockey business ($10,750) to estimated net realizable value, the provision for operating losses during the phaseout period of $1,500 and the estimated costs to dispose of this business of $750.

NOTE 3. ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                  2000       1999       1998
                                 -------    -------    -------
Balance at beginning of year     $ 2,242    $ 1,751    $ 1,627
Provision                          1,001      1,040        782
Charge-offs, net of recoveries      (682)      (549)      (658)
                                 -------    -------    -------
Balance at end of year           $ 2,561    $ 2,242    $ 1,751
                                 =======    =======    =======

NOTE 4. INVENTORIES

Inventories consist of the following:

                                            August 31,
                                         -----------------
                                           2000      1999
                                         -------   -------
                     Raw materials       $ 9,777   $ 7,885
                     Work in process         900     1,253
                     Finished goods       27,423    26,082
                                         -------   -------
                     Total inventories   $38,100   $35,220
                                         =======   =======

NOTE 5.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                                      August 31,
                                                --------------------
                                                  2000        1999
                                                --------    --------
          Buildings and improvements            $  5,724    $  5,738
          Machinery and equipment                 18,297      17,623
          Other                                    2,932       2,934
                                                --------    --------
          Total property, plant and equipment     26,953      26,295
          Less - Accumulated depreciation        (18,080)    (15,608)
                                                --------    --------
          Property, plant and equipment         $  8,873    $ 10,687
                                                ========    ========

NOTE 6. INCOME TAXES

The income tax provision (benefit) from continuing operations is as follows:

                                                  2000      1999       1998
                                                 -------   -------    -------
   Current:
      Federal                                    $    --   $    --    $    --
      State                                           --        --         --
      Foreign                                        277       252        213
                                                 -------   -------    -------
          Total current                              277       252        213
                                                 -------   -------    -------

   Deferred:
      Federal                                        437    (1,278)     1,862
      State and other                                 37      (496)       116
                                                 -------   -------    -------
          Total deferred                             474    (1,774)     1,978
                                                 -------   -------    -------

      Valuation allowance                             --     1,246         --
                                                 -------   -------    -------
          Total income tax provision (benefit)   $   751   $  (276)   $ 2,191
                                                 =======   =======    =======

A reconciliation between the provision for income taxes computed at the federal statutory rate and the effective tax rate from continuing operations:

                                                            2000               1999               1998
                                                     ---------------    ---------------    ---------------
                                                      Amount      %      Amount      %      Amount      %
                                                     -------    ----    -------    ----    -------    ----
Expected provision (benefit) at the statutory rate   $   711    35.0    $  (965)   (35.0)   $ 2,220    35.0
State & other taxes, net of federal tax benefit           77     3.8       (117)    (4.2)       232     3.7
Lower tax rates on foreign income                        (37)   (1.8)      (551)   (20.0)      (265)   (4.2)
Valuation allowance                                       --      --      1,246     45.2         --      --
Other                                                     --      --        111      4.0          4      --
                                                     -------    ----    -------    -----    -------    ----
Total income tax provision (benefit)                 $   751    37.0    $  (276)   (10.0)   $ 2,191    34.5
                                                     =======    ====    =======    =====    =======    ====

The significant components of deferred taxes which are included in the accompanying consolidated balance sheets are as follows:

                                        2000                             1999
                              -----------------------------   -----------------------------
                               Deferred        Deferred        Deferred        Deferred
                              Tax Assets    Tax Liabilities   Tax Assets    Tax Liabilities
                              ----------    ---------------   ----------    ---------------
Intangible assets             $   20,277    $            --   $   19,720    $            --
Operating loss carryforward        4,928                 --        2,976                 --
Foreign tax credits                  996                 --        1,458                 --
Receivable reserve                   851                 --          512                 --
Inventories                        1,905                 --        1,773                 --
Other accruals                     2,278                 --        1,135                 --
Other                                212              1,513          213              1,638
Valuation allowance               (3,053)                --       (1,246)                --
                              ----------    ---------------   ----------    ---------------
Total                         $   28,394    $         1,513   $   26,541    $         1,638
                              ==========    ===============   ==========    ===============

The Company has provided a valuation allowance against certain foreign tax credits set to expire in 2001 to 2005 and has recorded an additional allowance in 2000 for those losses recorded in the hockey asset write-down that are capital by nature. The valuation allowance as of August 31, 2000 is as follows:

               Balance at August 31, 1999                 $1,246
               Provided through discontinued operations    1,807
                                                          ------
               Balance at August 31, 2000                 $3,053
                                                          ======

The Company's net operating loss carry-forward expires from 2007 to 2020. Income taxes have not been provided on the undistributed income (approximately $6,311) for a foreign subsidiary, which the Company does not intend to be remitted to the U.S.

NOTE 7. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                                      August 31,
                                                 -----------------
                                                   2000      1999
                                                 -------   -------
              Salary, benefits and other taxes   $ 4,846   $ 4,379
              Royalties                            1,032       814
              Environmental                          778       987
              Other                                4,073     4,446
                                                 -------   -------
              Accrued liabilities                $10,729   $10,626
                                                 =======   =======

NOTE 8.  DEBT AND CAPITAL LEASE

Debt and capital lease consists of the following:

                                                                         August 31,
                                                                    --------------------
                                                                      2000        1999
                                                                    --------    --------
Revolving credit agreement, average interest rate of 9.30%          $ 35,639    $     --

Term loan A, average interest rate of 9.24% due in monthly
     installments of $33 and the balance due on December 1, 2004       2,400          --

Term loan B, average interest rate of 9.50% due in monthly
     installments of $84 and the balance due on December 1, 2004       7,411          --

Credit agreement with banks due April 2000, average interest rate
     of 9.50%, fully paid in December 1999                                --      50,950

Obligation under capital lease, interest rate of 4.90%                   132         198
                                                                    --------    --------
Total debt and capital lease                                          45,582      51,148

Less current portion                                                 (37,178)    (51,015)
                                                                    --------    --------
Total long-term debt and capital lease                              $  8,404    $    133
                                                                    ========    ========

On December 28, 1999, the Company refinanced its credit facility by entering into a $75,000 five-year credit agreement expiring December 1, 2004 with a new financial institution. Actual availability is based on the Company's outstanding receivables and inventories. Total availability at August 31, 2000 was approximately $4,337. The facility also allows for a $4,000 seasonal advance from November through April. Borrowings under the agreement are based on an interest rate of LIBOR plus 2.25 percent. A commitment fee of 0.50 percent is charged on any unused portion of the facility.

The extraordinary item of $646 recorded in fiscal 2000 was due to the write-off of deferred financing costs associated with the early extinguishment of the previous credit facility.

On May 15, 2000 and on July 20, 2000 the Company and its lenders amended the credit agreement to convert $2,500 (term loan A) and $7,500 (term loan B), respectively, of the facility to term loans. The term loans provide for monthly installment payments and the aggregate outstanding principal balance of the term loans becomes due and payable in full on the termination date of the credit facility. The term loans bear interest at LIBOR plus 2.50 percent and LIBOR plus 2.75 percent, respectively. The revolving loan agreement limit was reduced to $65,000 as part of the July 20, 2000 amendment.

The credit facility includes various restrictions, including requirements that the Company achieve certain EBITDA levels as defined in the agreement, maintain a fixed charge ratio of 1.1 to 1 and limit capital expenditures and restrict the payment of dividends. In accordance with EITF 95-22 "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement", the Company has classified the revolving credit facility as a current obligation.

The Company's principal debt maturities for the five years subsequent to August 31, 2000 are $1,539, $1,535, $1,471, $1,471 and $39,566, respectively.

NOTE 9. OTHER LONG-TERM LIABILITIES

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

NOTE 10. UNUSUAL CHARGES

2000 UNUSUAL CHARGES

During the first quarter of 2000, the Company completed a voluntary early retirement program for certain of its employees. The cost of the program totaled approximately $759 and has been substantially paid out as of August 31, 2000. The costs primarily related to severance and medical benefits. Additionally, during the first half of 2000, the Company completed a review of its strategic alternatives that cost approximately $738.

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

In May 1998, the Company's environmental consultants completed an investigation of the amount of the wood pitch at the Site. Based upon the report received from the environmental consultants and the Company's historical experience with environmental matters at this Site, the Company recorded a $975 charge to remediate the additional unanticipated wood pitch, which is reflected in unusual charges in the accompanying consolidated statement of income for 1998. During October 2000, the Company completed the excavation and removal of the wood pitch and is currently awaiting clearance from the NYSDEC. Based on discussions with legal counsel and environmental engineers, the remaining reserve as of August 31, 2000 is adequate to provide for the remaining payments and remediation activities.

A roll-forward of the Company's environmental reserve is as follows:


                                       2000       1999       1998
                                    -------    -------    -------
             Beginning of year      $   987    $ 1,082    $   893
             Additional provision        --         --        975
             Payments                  (209)       (95)      (786)
                                    -------    -------    -------
             End of year            $   778    $   987    $ 1,082
                                    =======    =======    =======

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

NOTE 11. EMPLOYEE BENEFITS

COMPANY-SPONSORED DEFINED CONTRIBUTION PLANS

Substantially all U.S. salaried employees and certain U.S. hourly employees are covered by a defined contribution (Section 401(k)) plan that provides funding based on a percentage of compensation. The Company's contributions to the plan were $303, $323 and $327 in 2000, 1999 and 1998, respectively.

MULTI-EMPLOYER PENSION PLANS

Certain union employees participate in multi-employer defined benefit pension plans. Contributions to the plans were $65, $171 and $194 in 2000, 1999 and 1998, respectively.

NOTE 12. STOCK OPTIONS

The 1994 Rawlings Long-Term Incentive Plan, as amended (the 1994 Incentive
Plan), provides for the issuance of up to 1,125,000 shares of Rawlings common stock upon the exercise of stock options and stock appreciation rights, and as restricted stock, deferred stock, stock granted as a bonus or in lieu of other awards and other equity-based awards. The 1994 Non-Employee Directors Stock Plan (the 1994 Directors Stock Plan) provides for the issuance of up to 50,000 shares of Rawlings common stock to non-employee directors upon the exercise of stock options or in lieu of director's fees. The 2000 Non-Employee Directors Stock Plan (the 2000 Directors Stock Plan) provides for the issuance of up to 25,000 shares of Rawlings common stock to non-employee directors upon exercise of stock options or in lieu of directors' fees. The Employment Agreement by and between Rawlings and Stephen M. O'Hara, Chief Executive Officer (the Employment Agreement), provides for the issuance of up to 450,000 shares of Rawlings common stock upon exercise of stock options.

Stock options granted under the 1994 Incentive Plan, the 1994 Directors Stock Plan and the 2000 Directors Stock Plan have exercise prices equal to the market price on the date of grant, vest over three to four years from the date of grant and, once vested, are generally exercisable over ten years following the date of grant.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 2000, 1999 and 1998 consistent with the provisions of this statement, the Company's net income and net income per share would have been as follows:

       Pro forma                        2000           1999         1998
       ---------------------------   ----------    ----------   ----------
       Net (loss) income             $  (13,472)   $   (4,542)  $    2,956
       Net (loss) income per share   $    (1.70)   $    (0.58)  $     0.38

For purposes of the pro forma disclosure, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                       2000        1999      1998
                                                     --------    --------   -------
Assumptions:
   Volatility                                              46%         43%      40%
    Risk-free interest rate
                                                          6.3%        4.8%     5.4%
    Dividend yield                                         --          --       --
    Expected life of options (years)                        7           6        6

Weighted average grant date fair value of options:   $   3.82    $   4.77    $6.59

The following table summarizes the stock option transactions pursuant to the Company's stock incentive and stock option plans for the three-year period ended August 31, 2000:

                                                               Weighted Average
                                                      Shares    Exercise Price
                                                      (000s)      Per Share
                                                     ------    ---------------
  OPTIONS OUTSTANDING AT AUGUST 31, 1997                631    $         10.62

  Granted                                               178              13.43
  Exercised                                             (44)              9.23
  Forfeited                                            (154)             11.33
                                                     ------
  OPTIONS OUTSTANDING AT AUGUST 31, 1998                611              11.33

  Granted                                               413              10.90
  Exercised                                             (71)              9.37
  Forfeited                                             (86)             12.37
                                                     ------
  OPTIONS OUTSTANDING AT AUGUST 31, 1999                867              11.18

  Granted                                               197               6.10
  Exercised                                              --                 --
  Forfeited                                             (63)              9.08
                                                     ------
  OPTIONS OUTSTANDING AT AUGUST 31, 2000              1,001    $         10.31
                                                     ======    ===============

  Exercisable options at September 30, 2000             612    $         10.29
                                                     ======    ===============

  Shares available for grant at September 30, 2000      533
                                                     ======

The following table summarizes information about stock options outstanding at August 31, 2000:

                                                 Options Outstanding                         Options Exercisable
                                   ------------------------------------------------    --------------------------------
                                                        Weighted
                                                         Average
                                         Number         Remaining       Weighted            Number           Weighted
                                      Outstanding      Contractual      Average          Exercisable at      Average
                                       at 8/31/00      Life (Years)     Exercise           8/31/00           Exercise
                                         (000s)          (Years)         Price              (000s)            Price
                                   -----------------   -------------   ------------    -----------------  -------------
Range of exercise price
$5.19 to $10.00                                 509             7.9    $       8.15                  320  $        8.52
$10.01 to $14.00                                492             5.7           12.55                  292          12.24
                                   ----------------                                    -----------------
   Total                                      1,001             6.8    $     10.31                   612  $       10.29
                                   ================    ============    ===========     =================  =============

NOTE 13. WARRANTS

In November 1997, the Company issued warrants to purchase 925,804 shares of common stock at $12.00 per share to Bull Run Corporation for $3.07 per warrant. The warrants expire in November 2001 and are exercisable only if the Company's common stock closes above $16.50 for twenty consecutive trading days. One half of the purchase price of the warrants was paid in cash with the other half payable with interest at 7 percent at the time of exercise or expiration of the warrants. The receivable for the unpaid portion of the warrants is classified as a stock subscription receivable in the accompanying balance sheet. These warrants are not considered in the Company's earnings per share calculation until the point in time that the warrants become exercisable.

NOTE 14.  RELATED PARTY TRANSACTIONS

During 2000 and 1999, the Company sold approximately $355 and $285, respectively, of products to a professional baseball club in which two of the Company's directors are part owners and one of which is the secretary and treasurer. The Company believes that the terms and prices for the sale of these products are no less favorable than those obtained from unaffiliated parties.

During the fiscal years ended August 31, 2000 and 1999, the Company purchased approximately $140 and $442, respectively, of catalogs, promotional items and web services from a company in which one of the Company's directors is the Chief Executive Officer. The Company believes that the terms and prices for these purchases are no less favorable than those obtained from unaffiliated parties.

NOTE 15. COMMITMENTS AND CONTINGENCIES

The Company operates certain facilities and equipment under operating lease agreements. The lease expense was $2,144, $1,873, and $2,158 for years 2000, 1999 and 1998, respectively.

Future minimum payments under noncancelable leases, royalty and licensing agreements as of August 31, 2000 are as follows:

                                                        Royalty and
                                           Operating     Licensing
                                             Leases     Agreements
                                           ---------   ------------
            Fiscal 2001                    $     954   $      3,496
            Fiscal 2002                          725          3,037
            Fiscal 2003                          561            478
            Fiscal 2004                          133            507
            Fiscal 2005                           12             --
            Thereafter                             1            225
                                           ---------   ------------
            Total minimum lease payments   $   2,386   $      7,743
                                           =========   ============

In the normal course of doing business, Rawlings is subject to various federal, state and local environmental laws. Rawlings currently is working with the New York State Department of Environmental Conservation in addressing contamination relating to wood pitch located at its facility in Dolgeville, New York. (See
Note 10 Unusual Charges for additional discussion of the Dolgeville environmental matter.)

Rawlings is periodically subjected to product liability claims and proceedings involving its patents and other legal proceedings; such proceedings have not had a material adverse effect on Rawlings.

In the opinion of management, ultimate liabilities resulting from pending environmental matters and other legal proceedings will not have a material adverse effect on the financial condition or results of operations.

NOTE 16.  OPERATING SEGMENTS

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has identified operating segments based on internal management reports. Aggregation of similar operating segments into a single reportable operating segment is permitted if the businesses are considered to have similar long-term economic characteristics. The Company has four operating segments based on its product categories, which in applying the aggregation criteria, have been aggregated into two reportable segments: Sports Equipment and Licensing.

                                   2000        1999         1998
                                ---------   ---------    ---------
Net revenues
     Sports equipment           $ 166,941   $ 151,238    $ 156,130
     Licensing                      5,563       5,969        5,870
                                ---------   ---------    ---------
Consolidated net revenues       $ 172,504   $ 157,207    $ 162,000
                                =========   =========    =========

Operating income (loss)
     Sports equipment           $   2,561   $  (3,806)   $   4,941
     Licensing                      5,563       5,969        5,870
                                ---------   ---------    ---------
Consolidated operating income   $   8,124   $   2,163    $  10,811
                                =========   =========    =========

Total assets
     Sports equipment           $ 107,814   $ 119,446    $ 130,759
     Licensing                        911       1,229        1,079
                                ---------   ---------    ---------
Consolidated total assets       $ 108,725   $ 120,675    $ 131,838
                                =========   =========    =========

The sports equipment segment manufactures and distributes sports equipment and uniforms for team sports including baseball, basketball, and football. The licensing segment licenses the Rawlings brand name on products sold by other companies and includes products such as footwear and activewear. There are no significant determinable operating expenses or interest costs for the licensing segment. The accounting policies of the segments are the same as those described in Note 1 for the Company. The revenues generated and long-lived assets located outside the United States are not significant for separate presentation. One customer's purchases of products sold by Rawlings were 15 percent, 14 percent and 13 percent of net revenues of Rawlings for 2000, 1999 and 1998, respectively.

NOTE 17.  QUARTERLY RESULTS (UNAUDITED)

Quarterly results are determined in accordance with annual accounting policies. They include certain items based upon estimates for the entire year.

Summarized quarterly results for the last two years were:

                                            (Amounts in thousands, except per share data)

                                                               2000
                                    ------------------------------------------------------------
                                      First       Second       Third       Fourth        Year
                                    ---------    ---------   ---------    ---------    ---------
Net revenues                        $  33,974    $  63,728   $  45,978    $  28,824    $ 172,504
Gross profit                           10,651       20,805      15,804        6,975       54,235
Income (loss) from
     continuing operations before
     extraordinary item                (1,339)       4,486       1,470       (3,336)       1,281
Net income (loss)                      (1,586)       3,231     (11,314)      (3,336)     (13,005)
Income (loss) per share: (1)
     Continuing operations              (0.17)        0.57        0.18        (0.42)        0.16
     Net income (loss)                  (0.20)        0.41       (1.42)       (0.42)       (1.64)

                                                              1999
                                    ------------------------------------------------------------
                                      First       Second       Third       Fourth        Year
                                    ---------    ---------   ---------    ---------    ---------
Net revenues                        $  32,415    $  55,937   $  44,740    $  24,115    $ 157,207
Gross profit                           11,117       18,243      12,425        4,098       45,883
Income (loss) from
     continuing operations before
     extraordinary item                    51        3,485        (380)      (5,638)      (2,482)
Net income (loss)                        (222)       3,042        (677)      (5,504)      (3,361)
Income (loss) per share: (1)
     Continuing operations               0.01         0.44       (0.05)       (0.71)       (0.32)
     Net income (loss)                  (0.03)        0.39       (0.09)       (0.70)       (0.43)

(1) Earnings per share were computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of computing average quarterly shares outstanding for each period.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    (a) Identification of Directors

                                                                                       TERM EXPIRES AT
                                                                                       ANNUAL MEETING
                                                                                       OF STOCKHOLDERS
                                                                                          FOLLOWING
                                                                      SERVED AS        THE FISCAL YEAR
NAME, AGE AND PRINCIPAL OCCUPATION                                  DIRECTOR SINCE    ENDING AUGUST 31,
----------------------------------                                  --------------    -----------------
ANDREW N. BAUR, 56                                                       1994               2000
         Chairman of Mississippi Valley Bancshares, a bank
         holding company, and Chairman of Southwest Bank of
         St. Louis, the bank subsidiary of Mississippi
         Valley Bancshares, since 1984; Secretary and
         Treasurer and part owner of the St. Louis Cardinals
         Major League Baseball team since 1996.

STEPHEN M. O'HARA, 45                                                    1998               2000
         Chairman of the Board and Chief Executive Officer of the
         Company since November 2, 1998; previously since 1994
         President of Specialty Catalog Corp., a direct marketer
         targeting niche consumer products; director of Angelica
         Corporation; director of the St. Louis, Missouri YMCA.


ROBERT S. PRATHER, JR., 56                                               1998               2000
         President and Chief Executive Officer of Bull Run
         Corporation since 1992; director of Gray Communications
         Systems, Inc. since 1993 and interim Executive Vice
         President-Acquisitions since 1996; Chairman of the Board
         of Phoenix Corporation, a steel service center,
         from 1980 to 1992.


LINDA L. GRIGGS, 51                                                      1996               2001
         Partner in the Business and Finance Section of the
         law firm of Morgan, Lewis & Bockius LLP.

WILLIAM C. ROBINSON, 50                                                  1994               2001
         President of The Treehouse Florida Fancy Inc. since
         1990; a consultant to F.W. Woolworth Co. from 1988
         to 1990; President And Chief Executive Officer of
         Robby's Sports, a 49 store sporting goods retail
         chain, from 1973 to 1988.

W. JAMES HOST, 62                                                        2000               2002
         Chief Executive Officer of Host Communications,
         Inc., since 1972; director of Bull Run Corporation,
         since 1999.

MICHAEL MCDONNELL, 61                                                    1994               2002
         President of Rock Island Corporation, a holding company
         for the distribution of hardware and the manufacturing of
         building products, since 1980; part owner of the St. Louis
         Cardinals Major League Baseball team since 1996.

         (b) Identification of Executive Officers

         Information with respect to the executive officers of the Company is set forth under the caption "Executive Officers of the Registrant" contained in
Part I, Item 1 of this report, which information is incorporated herein by reference.

         (c) Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers, and persons who own more than 10% of the Company's outstanding Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership in the Company's Common Stock and other equity securities. In addition, under Section 16(a), a director, executive officer or 10% stockholder who is a trustee and has a pecuniary interest (such interest includes situations where a member of the trustee's immediate family is a beneficiary of the trust) in any holding or transaction in the Company's securities held by the trust, must report the holding or transaction on the trustee's individual form. Securities and Exchange Commission regulations require directors, executive officers, greater than 10% stockholders and reporting trusts to furnish the Company with copies of all Section 16(a) reports they file.

         Except as described below, to the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended August 31, 2000, all Section 16(a) filing requirements applicable to the directors, executive officers and greater than 10% stockholders were met. Through a record-keeping error at the Company, a Report on Form 5 was not timely filed on behalf of each of Andrew N. Baur, Linda L. Griggs, W. James Host, Michael McDonnell, Stephen M. O'Hara, Robert S. Prather, Jr. and William C. Robinson, directors of the Company.

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

         Pursuant to the Company's Non-Employee Directors' Stock Plans (the "Directors' Plans"), the non-employee Directors receive (i) a non-qualified stock option having an exercise price equal to the fair market value on the date of grant for 2,500 shares of the Common Stock upon their initial election or appointment and, thereafter, a non-qualified stock option for 1,000 shares of the Common Stock annually at the date of the annual meeting, except that no more than one stock option award may be granted to each non-employee Director in a given calendar year, and (ii) the right to defer receipt of fees in cash, and receive instead the right to delivery at a specified future date of that number of shares of Common Stock having a value at the time of deferral equal to the amount of cash deferred.

                             EXECUTIVE COMPENSATION

BACKGROUND

         The members of the Company's Compensation Committee during the Company's fiscal year ended August 31, 2000, who are also currently members of the Compensation Committee, were W. James Host, Michael McDonnell and William C. Robinson.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         As discussed above under "Compensation Committee Report," the Compensation Committee has general responsibility for the establishment, direction and administration of all aspects of the compensation policies and programs for the Company's executive officers. During the fiscal year ended August 31, 2000, the members of the Compensation Committee were W. James Host, Michael McDonnell, William C. Robinson, as well as two directors who retired during the third quarter, Michael J. Roarty and Charles L. Jarvie. None of the members of the Compensation Committee were, during the fiscal year ended August 31, 2000, an officer or employee of the Company or any of its subsidiaries, or otherwise were formerly an officer of the Company or any of its subsidiaries.

SUMMARY OF COMPENSATION

         The following table shows information concerning compensation earned by or paid to the Company's Chief Executive Officer and each of the four other most highly compensated Executive Officers of the Company whose salary and bonus for the twelve months ended August 31, 2000 exceeded $100,000. This information is provided for the fiscal years ended August 31, 2000, 1999 and 1998.

                           SUMMARY COMPENSATION TABLE

                                                                                      LONG-TERM
                                                                                    COMPENSATION
                                                 ANNUAL COMPENSATION                   AWARDS
                                  -----------------------------------------------   ------------
                                                                         OTHER       SECURITIES
                                                                        ANNUAL       UNDERLYING      ALL OTHER
  NAME AND PRINCIPAL              FISCAL     SALARY       BONUS      COMPENSATION      OPTIONS      COMPENSATION
      POSITION                     YEAR         $           $              $              #            $(1)
  ------------------              ------     -------      ------     ------------    ----------    --------------
Stephen M. O'Hara (2)              2000      275,000         --                           63,940       38,250
Chairman and                       1999      229,167         --        86,759(3)         263,850       32,406
Chief Executive Officer

Howard B. Keene                    2000      163,000         --            --             10,000       4,890
President and                      1999      161,250         --            --             15,000       4,691
Chief Operating Officer            1998      206,072      8,126            --             33,000       4,095

Michael L. Luetkemeyer (4)         2000      204,415         --       106,536(5)          45,000          --

Stan W. Morrison (6)               2000      160,000         --            --             10,000       2,400
Executive Vice President           1999      145,454         --        94,338(7)          40,000         400
Sales and Marketing

Jonathan C. Hodgins                2000      150,000         --            --              1,000       3,750
Vice President Marketing           1999      150,000         --        87,716(8)          15,000       3,375
                                   1998      144,892         --            --             25,000       3,000

(1) The amounts indicated reflect 401(k) Plan contributions by the Company on behalf of executive officers O'Hara, Keene, Morrison and Hodgins of $8,250, $4,890, $2,400 and $3,750, respectively and $30,000 in premiums on a life insurance policy for Mr. O'Hara.

(2) Mr. O'Hara was selected as Chairman and Chief Executive Officer on October 15, 1998.

(3) In connection with Mr. O'Hara's relocation from Massachusetts, the Company paid $51,781 of relocation expenses (including airfare and temporary accommodation expenses in St. Louis, Missouri, real estate commissions and other costs associated with the sale of Mr. O'Hara's home and an amount equal to one month's salary for other relocation expenses). In addition, the Company paid Mr. O'Hara $15,272, which amount represents the amount recognized by Mr. O'Hara for tax purposes in connection with the Company's payment of the above-referenced relocation expenses.

(4)      Mr. Luetkemeyer resigned as Chief Financial Officer as of
         September 25, 2000.

(5) Mr. Luetkemeyer lived in Florida while he served as Chief Financial Officer. In connection with Mr. Luetkemeyer's engagement the Company paid $61,808 of expenses (including airfare and temporary housing expenses in St. Louis, Missouri and an amount equal to one month's salary for other anticipated relocation expenses). In addition, the company paid Mr. Luetkemeyer $44,294, which amount represents the amount recognized by Mr. Luetkemeyer for tax purposes in connection with the Company's payment of the above-referenced expenses.

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

(8) In connection with Mr. Hodgins' relocation from Canada, the Company paid $46,998 of relocation expenses that included real estate commissions on the sale of Mr. Hodgins' home as well as airfare and temporary living expenses in St. Louis, Missouri. In addition, the Company paid Mr. Hodgins $22,577, which amount represents the amount recognized by Mr. Hodgins for tax purposes in connection with the Company's payment of the above-referenced relocation expenses.

STOCK OPTIONS

         The following tables set forth certain information concerning options granted during the fiscal year ended August 31, 2000 to the Executive Officers named in the Summary Compensation Table and the number and value of the unexercised options held by such persons on August 31, 2000:

OPTION/SAR GRANTS IN LAST FISCAL YEAR
------------------------------------------------------------------------------------------------    ----------------------------
                                                                                                     POTENTIAL REALIZABLE VALUE
                                                                                                     AT ASSUMED ANNUAL RATES OF
                                                                                                    STOCK PRICE APPRECIATION FOR
     INDIVIDUAL GRANTS                                                                                   OPTION TERM (1)
------------------------------------------------------------------------------------------------    ----------------------------
              (a)                       (b)              (c)              (d)           (e)            (g)             (h)

                                     NUMBER OF
                                    SECURITIES        % OF TOTAL
                                    UNDERLYING       OPTIONS/SARS      EXERCISE
                                      OPTION/         GRANTED TO          OR
                                   SARS GRANTED      EMPLOYEES IN     BASE PRICE     EXPIRATION
              NAME                      (#)          FISCAL YEAR        ($/Sh)          DATE         5% ($)          10% ($)
--------------------------         ------------      -------------    -----------    -----------    ---------       ---------
Stephen M. O'Hara                    40,000(2)                           5.4328       01/24/05        59,888          132,688
                                      1,700(2)                           5.4375       01/25/05         2,554            5,648
                                      5,274(2)                           5.314        04/18/05         7,732           17,119
                                      4,000(2)                           5.25         04/24/05         5,800           12,840
                                        600(2)                           6.875        07/25/05         1,137            2,517
                                      2,000(2)                           7.0313       07/25/05         3,877            8,577
                                      8,600(2)                           7.0625       07/25/05        16,749           37,045
                                      1,366(2)                           6.0852       07/25/05         2,301            5,074
                                        400(2)           34%             6.00         07/28/05           664            1,464

Howard B. Keene                      10,000(3)            5%             5.5625       05/03/10        34,975           88,675

Michael L. Luetkemeyer               25,000(4)                           9.375        10/14/09       147,375          373,625
                                     10,000(2)                           5.375        01/19/10        33,850           85,650
                                     10,000(3)           24%             5.5625       05/03/10        34,975           88,675

Stan W. Morrison                     10,000(3)            5%             5.5625       05/03/10        34,975           88,675

Jonathan C. Hodgins                   1,000(3)           .5%             5.5625       05/03/10         3,498            8,868

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

(2) The options have an exercise price equal to the market value on the date of grant and become exercisable immediately upon grant.

(3) The options have an exercise price equal to the market price on the date of grant and become exercisable as to one-third of the initial number of underlying shares of common stock on each of the first, second, and third anniversaries of the date of grant, subject to acceleration in the event of death or disability of the optionee, a change in control (as defined in the Stock Option Plan) or as otherwise determined by the Compensation Committee.

(4) The options have an exercise price equal to the market price on the date of grant and become exercisable in 20 percent increments on each of the first, second, third, fourth and fifth anniversary dates of the date of grant.


AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END
  OPTION/SAR VALUES
----------------------------------------------------------------------------------------------------------------------------------

            (a)                    (b)              (c)                       (d)                                 (e)

                                                                      NUMBER OF SECURITIES
                                                                           UNDERLYING                     VALUE OF UNEXERCISED
                                                                  UNEXERCISED OPTIONS/SARs AT          IN-THE-MONEY OPTIONS/SARs
                                  SHARES                                   FY-END (#)                        AT FY-END ($)
                               ACQUIRED ON         VALUE
            NAME               EXERCISE (#)    REALIZED ($)        EXERCISABLE/UNEXERCISABLE         EXERCISABLE/UNEXERCISABLE (1)
Stephen M. O'Hara                  -0-              -0-                227,790/100,000                          33,474/0

Howard B. Keene                    -0-              -0-                 100,745/31,000                           0/5,000

Michael L. Luetkemeyer             -0-              -0-                  15,000/30,000                       6,875/5,000

Stan W. Morrison                   -0-              -0-                  18,334/31,666                           0/5,000

Jonathan Hodgins                   -0-              -0-                  25,000/16,000                             0/500

(1) The closing price of the Common Stock on the Nasdaq National Market on August 31, 2000 was $6.0625 per share. Value is calculated by determining the difference between the option exercise price and $6.0625, multiplied by the number of shares of Common Stock underlying the options.

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

         As of July 8, 1994, the date of the IPO, the amount of annual benefits payable upon retirement under the Figgie Plan, including accrued benefits from a prior plan which was terminated on November 21, 1988, to Mr. Keene, who was an employee of Figgie, is $9,372.

         The Company has not adopted a retirement plan.

EMPLOYMENT AGREEMENT

         The Company entered into an employment agreement with Stephen M. O'Hara in November 1998 which agreement, as amended in January 2000, provides for (i) an initial annual salary of $275,000, with an annual salary review and adjustment by the Compensation Committee, (ii) an annual bonus of up to 75% of salary, which will be based upon subjective and objective criteria established by the Compensation Committee, (iii) the issuance of stock options to purchase 250,000 shares of Common Stock having the terms discussed below, (iv) severance benefits equal to three times Mr. O'Hara's base salary at time of termination if his employment with the Company is terminated under certain circumstances following a change in control of the Company, (v) a termination benefit, unless Mr. O'Hara is terminated for cause, as defined in the employment agreement, equal to two times Mr. O'Hara's base salary at the time of termination and the continuation of certain benefits for a period of two years following such termination, provided that Mr. O'Hara may not receive such termination benefit in the event of a change in control of the Company for which Mr. O'Hara receives the benefits described below under "Severance Agreements," (vi) a $2 million life insurance policy, (vii) an automobile allowance, and (viii) certain relocation expenses and miscellaneous perquisites.

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

SEVERANCE AGREEMENTS

         The Company has entered into severance agreements with each of the Executive Officers named in the Summary Compensation Table which provide various severance benefits to certain Executive Officers if their employment with the Company is terminated under certain circumstances following a change in control of the Company. The agreements provide that a change in control of the Company is deemed to have occurred if (i) a person acquires beneficial ownership of 20% or more of the Company's voting stock (33% under Mr. O'Hara's employment agreement), (ii) individuals who, at the date of the agreement or the beginning of a two-year period thereafter, constitute the Board of Directors, cease for any reason to constitute a majority of the Board, (iii) the stockholders approve a liquidation of the Company, a sale or disposition of all or substantially all of the Company's assets, or a merger, consolidation or reorganization of the Company other than one that would result in (a) the holders of the Company's voting stock continuing to own beneficially more than 50% of the outstanding stock of the resulting corporation, (b) no person who did not own voting stock prior to the transaction owning 20% or more of the outstanding stock of the resulting corporation, and (c) at least a majority of the board of directors of the resulting corporation being members of the Board of Directors of the Company at the date the severance agreement was signed or at the beginning of a two-year period thereafter that precedes the corporate transaction, or (iv) the Board concludes that the Executive Officer is entitled to the benefits because of the occurrence, threat or imminence of an event with consequences similar to the foregoing.

         Each of the agreements provides for severance payments in the event of termination of the Executive Officer's employment within a specified period after a change in control of the Company (two and one-half years for Mr. Keene and two years for other Executive Officers), unless the Executive Officer's employment is terminated by the Company or its successors for "cause" or "disability", because of the Executive Officer's death or "retirement" or by the Executive Officer's voluntary termination for other than "good reason", in each case as such terms are defined in the agreements. The benefits consist of the following: (a) an amount equal to two times the highest annual base salary paid to the Executive Officers at any time up to the termination of such Executive Officer's employment (three times for Mr. O'Hara, two and one-half times for Mr. Keene and one-half the annual salary for Mr. Hodgins); (b) salary and bonus (prorated assuming annual bonuses were paid at the target level) to the date of termination (Mr. O'Hara would receive an amount equal to his prior year's bonus); (c) medical, dental, long-term disability and group term life insurance benefits for three years for Mr. O'Hara, two and one-half years for Mr. Keene and two years for other Executive Officers if the Executive Officer makes his or her required contribution; and (d) acceleration of the vesting of all stock options. Under the Deficit Reduction Act of 1984, severance payments that exceed a certain amount subject both the Company and the Executive Officer to adverse U.S. federal tax consequences. Each of the agreements provides that the Company shall pay the Executive Officer (i) the severance benefits reduced to the extent necessary to avoid an excise tax or (ii) unreduced severance benefits if, after application of the excise tax, the severance benefits would be greater than the severance benefits provided for in clause (i) above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The stockholders named in the following table are the only stockholders known to the Company to be the beneficial owners of five percent (5%) or more of the Company's Common Stock as of October 31, 2000. For purposes of this table, the term "beneficial owner" means any person who, directly or indirectly, has or shares the power to vote, or to direct the voting of, a security or the power to dispose, or to direct the disposition, of a security.

         NAME AND ADDRESS OF             AMOUNT AND NATURE OF        PERCENT
         BENEFICIAL OWNERS               BENEFICIAL OWNERSHIP        OF CLASS
First Pacific Advisors, Inc.                  893,500(1)              11.3%
11400 West Olympic Boulevard
Suite 1200
Los Angeles, California 90064

Bull Run Corporation                          806,500(2)              10.2%
4370 Peachtree Rd. NE
Atlanta, Georgia 30319

(1) This amount, as reflected in an amended report on Schedule 13G dated February 11, 2000, consists of no sole voting power, shared voting power with respect to 404,400 shares, no sole dispositive power and shared dispositive power with respect to 893,500 shares.

(2) This amount, as reflected in an amended report on Schedule 13D dated January 20, 2000, does not include 925,804 shares of Common Stock issuable to Bull Run Corporation upon exercise of a Common Stock Purchase Warrant which is not currently exercisable. Robert S. Prather, Jr. is the President and Chief Executive Officer of Bull Run Corporation. Pursuant to a Standstill Agreement, dated November 21, 1997, as amended, between the Company and Bull Run Corporation, Bull Run Corporation is entitled to select two nominees to the Board of Directors of the Company. Mr. Prather and Mr. Host were selected by Bull Run Corporation as its nominees and appointed to the Board of Directors.

                          STOCK OWNERSHIP OF DIRECTORS,
                THE NOMINEES FOR DIRECTOR AND EXECUTIVE OFFICERS

         The following table and notes thereto set forth information, as of October 31, 2000, with respect to the beneficial ownership of shares of Common Stock by each Director, each person nominated by the Board for election to the Board of Directors and each Executive Officer named in the Summary Compensation Table and by the Directors and Executive Officers of the Company, as a group, based upon information furnished to the Company by such persons:

                         AMOUNT OF BENEFICIAL OWNERSHIP
                            AS OF OCTOBER 31, 2000(1)

                                          AMOUNT AND NATURE OF          PERCENT
NAME OF BENEFICIAL OWNER                  BENEFICIAL OWNERSHIP          OF CLASS

Andrew N. Baur (d)                            35,257  (2)                  *
Linda L. Griggs (d)                           10,111  (3)                  *
Jonathan C. Hodgins                           26,135  (4)                  *
W. James Host (d)                                  0                       *
Howard B. Keene                              115,211  (5)                  1.4%
Michael L. Luetkemeyer                        20,000  (6)                  *
Michael McDonnell (d)                         84,860  (7)                  1.0%
Stan W. Morrison                              23,022  (8)                  *
Stephen M. O'Hara (d)                        270,720  (9)                  3.3%
Robert S. Prather, Jr. (d)                   815,916 (10)                 10.3%
William C. Robinson (d)                       43,278 (11)                  *

All Current Directors and Executive
Officers as a Group (13 persons)           1,637,179                      19.2%

---------

(d)  Director

 *   Less than 1%

(1) Each Director and Executive Officer owning shares listed or included in this table exercises sole voting and dispositive power over such shares, except as otherwise indicated in footnotes (2) through (11). Included in the table are shares underlying options that are exercisable within sixty days after October 31, 2000.

(2) This amount includes 6,000 shares of Common Stock underlying options granted under the Rawlings Sporting Goods Company, Inc. Non-Employee Directors' Stock Plan ("Directors' Plan") and 11,257 shares of Common Stock Mr. Baur is entitled to receive in lieu of directors' fees pursuant to the Directors' Plan.

(3) This amount includes 4,000 shares of Common Stock underlying options granted under the Directors' Plan and 5,611 shares of Common Stock Ms. Griggs is entitled to receive in lieu of directors' fees pursuant to the Directors' Plan.

(4) This amount includes 25,000 shares of Common Stock underlying options granted under the Rawlings Sporting Goods Company, Inc. 1994 Long-Term Incentive Plan (the "Stock Option Plan") and 1,135 shares of Common Stock beneficially owned under the Rawlings Sporting Goods Company, Inc. Savings Plan (the "401(k) Plan") as to which Mr. Hodgins has sole voting and dispositive power.

(5) This amount includes 100,745 shares of Common Stock underlying options granted under the Stock Option Plan and 14,466 shares beneficially owned under the 401(k) Plan as to which Mr. Keene has sole voting and dispostive power.

(6) This amount includes 15,000 shares of Common Stock underlying options granted under the Stock Option Plan.

(7) This amount includes 6,000 shares of Common Stock underlying options granted under the Directors' Plan and 10,860 shares of Common Stock Mr. McDonnell is entitled to receive in lieu of directors' fees pursuant to the Directors' plan.

(8) This amount includes 18,334 shares of Common Stock underlying options granted under the Stock Option Plan, and 542 shares of Common Stock beneficially owned under the 401(k) Plan as to which Mr. Morrison has sole voting and dispositive power.

(9) This amount includes 227,790 shares underlying options granted under Mr. O'Hara's employment agreement and 4,718 shares beneficially owned under the 401(k) Plan as to which Mr. O'Hara has sole voting and dispositive power.

(10) This amount does not include Common Stock which may be purchased by Bull Run Corporation pursuant to Common Stock Purchase Warrants because such Warrants are not currently exercisable. Mr. Prather is President and Chief Executive Officer of Bull Run Corporation but does not have sole voting and dispositive power over shares held by Bull Run Corporation. This amount includes 1,500 shares of Common Stock underlying options granted under the Director's Plan and 5,716 shares of Common Stock Mr. Prather is entitled to receive in lieu of directors' fees pursuant to the Directors' Plan.

(11) This amount includes 6,000 shares of Common Stock underlying options granted under the Directors' Plan and 5,778 shares of Common Stock Mr. Robinson is entitled to receive in lieu of directors' fees pursuant to the Directors' Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Mr. Baur is the Secretary and Treasurer and part owner and Mr. McDonnell is part owner of St. Louis Cardinals L.P. During the fiscal year ended August 31, 2000, the Company sold approximately $355,000 of product to St. Louis Cardinals L.P. The Company believes that the terms and prices for the sale of these products are no less favorable than those obtained from unaffiliated parties.

         Mr. Host is the Chief Executive Officer of Host Communications, Inc. During the fiscal year ended August 31, 2000, the Company purchased approximately $140,000 of catalogs, promotional items and web services from Host Communications, Inc. The Company believes that the terms and prices for these purchases are no less favorable than those obtained from unaffiliated parties.

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

               10.1 Credit Agreement, dated as of December 28, 1999, by and among the Company as Borrower, certain other credit parties named therein, and certain Lenders signatory thereto, included as Exhibit 10 to the Company's Form 8-K dated December 28, 1999, is hereby incorporated herein by reference.

               10.2 Amendment No. 1 to the Credit Agreement among Rawlings Sporting Goods Company, Inc., General Electric Capital Corporation and LaSalle Bank National Association dated February 29, 2000.

               10.3 Amendment No. 2 to the Credit Agreement among Rawlings Sporting Goods Company, Inc., General Electric Capital Corporation and LaSalle Bank National Association dated May 15, 2000, included as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended May 31, 2000, is hereby incorporated herein by reference.

               10.4 Amendment No. 3 to the Credit Agreement among Rawlings Sporting Goods Company, Inc., General Electric Capital Corporation and LaSalle Bank National Association dated July 20, 2000.


               10.5 Assets Transfer Agreement dated as of July 8, 1994 by and among Figgie, Figgie Licensing Corporation, Figgie International Real Estate, Inc., Figgie Properties, Inc. and the Company, included as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1994, is hereby incorporated herein by reference.

               10.6 Transitional Services Agreement dated as of July 8, 1994 between Figgie and the Company, included as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 1994, is hereby incorporated herein by reference.


               10.7 Tax Sharing and Separation Agreement dated July 8, 1994 between the Company and Figgie, included as Exhibit 10.3 to the Company's Form 10-Q for the quarter ended June 30, 1994, is hereby incorporated herein by reference.


               *10.8 The Company's 1994 Long-Term Incentive Plan, included as Exhibit A to the Company's proxy statement dated December 9, 1994, is hereby incorporated herein by reference.


               *10.9 The Company's 1994 Non-Employee Directors' Stock Plan, included as Exhibit B to the Company's proxy statement dated December 9, 1994, is hereby incorporated herein by reference.

               10.10 The Company's 2000 Non-Employee Directors' Stock Plan, included as Exhibit 4.3 to the Company's Registration Statement on Form S-8 (File No. 333-43124) is hereby incorporated herein by reference.

               10.11 Amendment Agreement between Rawlings Sporting Goods Company and ASICS Corporation, dated January 21, 1991, included as Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File No. 33-77906), is hereby incorporated herein by reference.


               *10.12 Form of Indemnity Agreement entered into with
                      Directors and executive officers, included as Exhibit 10.7 to the Company's Form 10-K for the fiscal year ended August 31, 1994, is hereby incorporated herein by reference.

               *10.13 Form of Severance Agreement entered into with
                      executive officers included as Exhibit 10.8 to the Company's Form 10-K for the year ended August 31, 1995 is hereby incorporated herein by reference.

               10.14 Investment Purchase Agreement dated November 21, 1997 between the Company and Bull Run Corporation, included as
                      Exhibit 99.1 to the Company's Form 8-K dated November 21, 1997 is hereby incorporated herein by reference.

               10.15 Standstill Agreement dated November 21, 1997 between the Company and Bull Run Corporation, included as Exhibit 99.2 to the Company's Form 8-K dated November 21, 1997 is hereby incorporated herein by reference.

               10.16 Amendment Number 1 of Standstill Agreement dated April 23, 1999, between the Company and Bull Run Corporation included as Exhibit 99.1 to the Company's Form 8-K dated April 30, 1999, is hereby incorporated herein by reference.

               10.17 Registration Rights Agreement dated November 21, 1997 between the Company and Bull Run Corporation, included as
                      Exhibit 99.3 to the Company's Form 8-K dated November 21, 1997 is hereby incorporated herein by reference.

               *10.18 Employment Agreement entered into between the Company and Stephen M. O'Hara, dated as of November 2, 1998, as amended, included as Exhibit 4.2 to the Company's Registration Statement on Form S-8 (File No. 333-43124) is hereby incorporated herein by reference.

               10.19 Standstill Agreement, dated April 23, 1999 among the Company and the Shapiro Parties, included as Exhibit 99.2 to the Company's Form 8-K dated April 30, 1999 is hereby incorporated herein by reference.

               21.    Subsidiaries of the Company.

               23.    Consent of Arthur Andersen LLP.

               27.    Financial Data Schedule.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the Item 14(c) of this report.

     (b) Reports on Form 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          RAWLINGS SPORTING GOODS COMPANY, INC.


Date:    December 8, 2000                 By:  Ellen S. Morice
         ----------------                      ---------------------------------
                                               Ellen S. Morice
                                               Controller

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the date indicated.


         SIGNATURE                                   DATE
         ---------                                   ----
By:      Stephen M. O'Hara                           December 8, 2000
         -----------------------------------         ----------------
         Stephen M. O'Hara
         Chairman of the Board and Chief
         Executive Officer (Principal
         Executive Officer)

By:      Ellen S. Morice                             December 8, 2000
         -----------------------------------         ----------------
         Ellen S. Morice
         Controller
         (Principal Financial Officer and
         Accounting Officer)

By:      Andrew N. Baur                              December 8, 2000
         -----------------------------------         ----------------
         Andrew N. Baur
         Director

By:      Linda L. Griggs                             December 8, 2000
         -----------------------------------         ----------------
         Linda L. Griggs
         Director

By:      W. James Host                               December 8, 2000
         -----------------------------------         ----------------
         W. James Host
         Director

By:      Michael McDonnell                           December 8, 2000
         -----------------------------------         ----------------
         Michael McDonnell
         Director

By:      Robert S. Prather Jr.                       December 8, 2000
         -----------------------------------         ----------------
         Robert S. Prather Jr.
         Director

By:      William C. Robinson                         December 8, 2000
         -----------------------------------         ----------------
         William C. Robinson
         Director