Form 10-Q
period 2000-11-30
RAWLINGS SPORTING GOODS CO INC
filed 2001-01-16
CIK 921915

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q




|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended November 30, 2000



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

                            Yes   X        No
                               -------       -------


         Number of shares outstanding of the issuer's Common Stock, par value $0.01 per share, as of December 31, 2000: 7,970,238 shares.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

             Rawlings Sporting Goods Company, Inc. and Subsidiaries

                        Consolidated Statements of Income
                  (Amounts in thousands, except per share data)
                                   (Unaudited)


                                                                                                Three Months Ended
                                                                                                   November 30,
                                                                                           ------------------------------
                                                                                               2000             1999
                                                                                           -------------    -------------

Net revenues.......................................................................        $   36,683       $   33,974
Cost of goods sold.................................................................            25,162           23,323
                                                                                           -------------    -------------
     Gross profit..................................................................            11,521           10,651
Selling, general and administrative expenses.......................................            10,850            9,854
Unusual (income) expense...........................................................            (1,054)           1,259
                                                                                           -------------    -------------
     Operating income (loss).......................................................             1,725             (462)
Interest expense, net..............................................................             1,072            1,576
Other expense, net.................................................................               104               88
                                                                                           -------------    -------------
     Income (loss) from continuing operations before income taxes..................               549           (2,126)
Provision (benefit) for income taxes...............................................               203             (787)
                                                                                           -------------    -------------
     Net income (loss) from continuing operations..................................               346           (1,339)
Loss from operations of discontinued segment, net of tax...........................                 -             (247)
                                                                                           -------------    -------------
     Net income (loss).............................................................        $      346       $   (1,586)
                                                                                           =============    =============

Net income (loss) per common share, basic and diluted:

     Continuing operations.........................................................        $     0.04       $    (0.17)
     Discontinued segment..........................................................                 -            (0.03)
                                                                                           -------------    -------------
     Net income (loss).............................................................        $     0.04       $    (0.20)
                                                                                           =============    =============

Shares used in computing per share amounts:
     Basic.........................................................................             7,999            7,922
     Assumed exercise of stock options.............................................                 2                2
                                                                                           -------------    -------------
     Diluted.......................................................................             8,001            7,924
                                                                                           =============    =============


The accompanying notes are an integral part of these consolidated statements.

             Rawlings Sporting Goods Company, Inc. and Subsidiaries

                           Consolidated Balance Sheets
                    (Amounts in thousands, except share data)



                                                                      November 30,
                                                                          2000                August 31,
                                                                       (Unaudited)               2000
                                                                   --------------------    ------------------

Assets
Current Assets:
   Cash and cash equivalents..................................      $      1,234            $      1,424
   Accounts receivable, net of allowance of
      $2,795 and $2,561 respectively..........................            33,406                  28,246
   Inventories................................................            50,857                  38,100
   Deferred income taxes......................................             6,079                   6,079
   Prepaid expenses...........................................               577                     819
   Net assets of discontinued segment.........................             1,817                   2,624
                                                                   --------------------    ------------------
       Total current assets...................................            93,970                  77,292
Property, plant and equipment.................................             7,746                   8,873
Deferred income taxes.........................................            20,620                  20,802
Other assets..................................................             1,312                   1,211
Net noncurrent assets of discontinued segment.................               475                     547
                                                                   --------------------    ------------------
       Total assets...........................................      $    124,123            $    108,725
                                                                   ====================    ==================
Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term debt and
       revolving credit agreement.............................      $     44,855            $     37,178
   Accounts payable...........................................            23,783                  13,804
   Accrued liabilities........................................            10,600                  10,729
                                                                   --------------------    ------------------
       Total current liabilities..............................            79,238                  61,711
Long-term debt, less current maturities.......................             6,261                   8,404
Other long-term liabilities...................................             9,291                   9,291
                                                                   --------------------    ------------------
       Total liabilities......................................            94,790                  79,406
                                                                   --------------------    ------------------
Stockholders' equity:
   Preferred stock, none issued...............................                 -                       -
   Common stock, $0.01 par value, 50,000,000
       shares authorized, 7,957,283 and 7,946,338
       shares issued and outstanding, respectively............                80                      79
   Additional paid-in capital.................................            30,862                  30,798
   Stock subscription receivable..............................            (1,421)                 (1,421)
   Cumulative other comprehensive loss........................            (1,865)                 (1,468)
   Retained earnings..........................................             1,677                   1,331
                                                                   --------------------    ------------------
   Stockholders' equity.......................................            29,333                  29,319
                                                                   --------------------    ------------------
       Total liabilities and stockholders' equity.............      $    124,123            $    108,725
                                                                   ====================    ==================


         The accompanying notes are an integral part of these consolidated balance sheets.

             Rawlings Sporting Goods Company, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flow
                             (Amounts in thousands)
                                   (Unaudited)




                                                                                            Three Months Ended
                                                                                               November 30,
                                                                                  ---------------------------------------
                                                                                        2000                 1999
                                                                                  -----------------    ------------------

Cash flows from operating activities:
     Net income (loss).....................................................        $      346           $    (1,586)
     Add loss from discontinued segment....................................                 -                   247
                                                                                  -----------------    ------------------
     Income (loss) from continuing operations..............................               346                (1,339)
     Adjustments to reconcile income (loss) from continuing
         operations to net cash used in continuing operations:.............
         Depreciation and amortization.....................................               590                   760
         Gain on sale of Springfield distribution center...................            (1,115)                    -
         Deferred income taxes.............................................               182                  (794)
     Changes in operating assets and liabilities:
         Accounts receivable...............................................            (5,160)               (9,506)
         Inventories.......................................................           (12,757)               (9,865)
         Prepaid expenses..................................................               242                   132
         Other assets......................................................              (199)                 (261)
         Accounts payable..................................................             9,979                12,676
         Accrued liabilities and other.....................................              (928)                3,053
                                                                                  -----------------    ------------------
Net cash used in continuing operations.....................................            (8,820)               (5,144)
Net cash provided by discontinued segment..................................               897                 2,078
                                                                                  -----------------    ------------------
Net cash used in operating activities......................................            (7,923)               (3,066)
                                                                                  -----------------    ------------------

Cash flows from investing activities:
     Capital expenditures of continuing operations.........................              (224)                 (347)
     Capital expenditures of discontinued segment..........................               (18)                  (32)
     Proceeds from sale of Springfield distribution center.................             2,376                     -
                                                                                  -----------------    ------------------
Net cash provided by (used in) investing activities........................             2,134                  (379)
                                                                                  -----------------    ------------------

Cash flows from financing activities:
     Net increase in short-term borrowings.................................             7,677                 5,700
     Repayments of long-term debt..........................................            (2,143)                  (17)
     Issuance of common stock..............................................                65                    79
                                                                                  -----------------    ------------------
Net cash provided by financing activities..................................             5,599                 5,762
                                                                                  -----------------    ------------------

Net increase (decrease) in cash and cash equivalents.......................              (190)                2,317
Cash and cash equivalents, beginning of period.............................             1,424                   904
                                                                                  -----------------    ------------------
Cash and cash equivalents, end of period...................................        $    1,234           $     3,221
                                                                                  =================    ==================


The accompanying notes are an integral part of these consolidated statements.

             Rawlings Sporting Goods Company, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1:  Summary of Significant Accounting Policies.

         The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to interim financial information and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Form 10-K for the year ended August 31, 2000 filed on December 12, 2000. In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair presentation of financial position and results of operations have been included therein. The results for the three months ended November 30, 2000 are not necessarily indicative of the results that may be expected for a full fiscal year.

Note 2:  Discontinued Segment

         On June 26, 2000 the Company made a strategic decision to seek a buyer for its Vic hockey business. Vic provides an extensive line of equipment for hockey including hockey sticks, hockey protective equipment and goalie protective equipment. While not complete as of November 30, 2000 the disposition of the Vic hockey business is expected to be completed during fiscal 2001. Vic hockey is accounted for as a discontinued segment, and accordingly, operating results and net assets are segregated in the Company's financial statements.

         The net current assets of this discontinued segment are primarily accounts receivable, inventory, accounts payable and accrued expenses. Net noncurrent assets are primarily property, plant and equipment.

         Operating results for the hockey business are included in the Consolidated Statements of Income as loss from discontinued segment through May 31, 2000. Operating results subsequent to May 31, 2000 have been included in the provision for operating losses during the phaseout period that was recorded during the third quarter of fiscal 2000. Results for the discontinued segment are as follows (in thousands):


                                                                                        Quarter Ended
                                                                                         November 30,
                                                                               ---------------------------------
                                                                                    2000              1999
                                                                               ---------------    --------------

Net revenues..............................................................      $   1,505          $   2,020
                                                                               ===============    ==============

Loss from operations of discontinued segment before income taxes..........      $    (518)         $    (392)
Benefit for income taxes..................................................              -               (145)
                                                                               ---------------    --------------
Net loss from operations of discontinued segment..........................      $    (518)         $    (247)
                                                                               ===============    ==============


Note 3:  Unusual (Income) Expense

         In connection with the relocation of distribution facilities to a new single location in Washington, Missouri, the Springfield, Missouri distribution center was sold in September 2000. The Company is currently leasing the Springfield distribution center from the buyer until the move to Washington can be completed later in fiscal 2001. The gain on the sale of Springfield of $1,115,000 offset by $61,000 of redundant costs incurred during the move to Washington has been included as unusual income in the Consolidated Statement of Income for the three months ended November 30, 2000.

         Unusual expense in the three months ended November 30, 1999 include a charge of $759,000 for an early retirement program and $500,000 of costs associated with the Company's strategic review process.

Note 4:  Inventories

         Inventories consisted of the following (in thousands):


                                                         November 30,                August 31,
                                                             2000                       2000
                                                         ------------              ------------

         Raw materials.............................      $      9,809              $      9,777
         Work in process...........................             1,514                       900
         Finished goods............................            39,534                    27,423
                                                         ------------              ------------
                                                         $     50,857              $     38,100
                                                         ============              ============

Note 5:  Comprehensive Income

         For the three months ended November 30, 2000 and 1999 comprehensive loss was $51,000 and $1,501,000, respectively.

Note 6:  Operating Segments

         Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has identified operating segments based on internal management reports. Aggregation of similar operating segments into a single reportable operating segment is permitted if the businesses are considered to have similar long-term economic characteristics. The Company has four operating segments based on its product categories, which in applying the aggregation criteria have been aggregated into two reportable segments: Sports Equipment and Licensing.

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


                                                                Three Months Ended
                                                                   November 30,
                                                           2000                   1999
                                                    -------------------    --------------------


Net revenues
     Sports equipment                                   $  35,718               $  32,964
     Licensing                                                965                   1,010
                                                    -------------------    --------------------
Consolidated net revenues                               $  36,683               $  33,974
                                                    ===================    ====================

Operating income (loss)
     Sports equipment                                   $     760               $  (1,472)
     Licensing                                                965                   1,010
                                                    -------------------    --------------------
Consolidated operating income (loss)                    $   1,725               $    (462)
                                                    ===================    ====================


                                                       November 30,              August 31,
                                                           2000                     2000
                                                    -------------------    --------------------
    Total assets
         Sports equipment                               $ 120,582               $ 104,643
         Licensing                                          1,249                     911
         Net assets of discontinued segment                 2,292                   3,171
                                                    -------------------    --------------------
    Consolidated total assets                           $ 124,123               $ 108,725
                                                    ===================    ====================



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

Discontinued Segment

         On June 26, 2000, the Company made a strategic decision to seek a buyer for its Vic hockey business. Vic provides an extensive line of equipment for hockey including hockey sticks, hockey protective equipment and goalie protective equipment. The disposition of the Vic hockey business is expected to be completed during fiscal 2001. Vic hockey is accounted for as a discontinued segment, and accordingly, operating results and net assets are segregated in the Company's financial statements.


RESULTS OF OPERATIONS

                    Quarter Ended November 30, 2000 Compared
                      with Quarter Ended November 30, 1999

         Net revenues from continuing operations for the quarter ended November 30, 2000 were $36,683,000 or 8.0 percent higher than net revenues from continuing operations of $33,974,000 for the same quarter last year. The increase in net revenues from continuing operations was primarily the result of increased sales of basketballs, baseball gloves and footballs. Increases in basketballs and footballs were due to new items added to the lines in key accounts and to the new items having higher price points. Increased sales of baseball gloves was primarily a timing issue with sales in the quarter ended November 30, 2000 benefiting from earlier shipments to avoid lost sales due to late deliveries experienced in fiscal 2000 and to ensure that the product was delivered prior to the holiday season.

         The Company's gross profit was $11,521,000 or 8.2 percent greater than the gross profit of $10,651,000 for the comparable prior year period. The increase in gross profit was due to higher sales as the gross profit margin was
31.4 percent for both periods.

         Selling, general and administrative (SG&A) expenses were $10,850,000 or
29.6 percent of net sales compared to $9,854,000 or 29.0 percent of sales in the prior year. SG&A increases are in freight expense and marketing programs such as royalties, coop advertising and promotion.

         Unusual income for the three months ended November 30, 2000 was comprised of the $1,115,000 gain on the sale of the Springfield distribution center and $61,000 of redundant costs incurred during the move to Washington. Unusual expenses in the November 1999 quarter include $759,000 for an early retirement program and $500,000 of costs associated with the Company's strategic review process.

         Interest expense for the quarter ended November 30, 2000 was $1,072,000 or 32.0 percent lower than the interest expense of $1,576,000 for the comparable prior year quarter. Lower average borrowings by $9,800,000 and lower average interest rates of 1.5 points accounted for the decrease in interest expense.

         Net income from continuing operations for the quarter ended November 30, 2000 was $346,000 compared to a loss in the first quarter of fiscal 2000 of $1,339,000. Increased net revenues, the gain on the sale of the distribution center and the prior year unusual expenses were the primary reason for the increase in net income.

         Net revenues from the discontinued segment for the quarter ended November 30, 2000 were $1,505,000 or 25.5 percent lower than net revenues from the discontinued segment of $2,020,000 for the same quarter last year. The decrease in net revenues was primarily the result of lower sales of hockey gloves and protective equipment. Net loss from operations for the discontinued segment for the quarter ended November 30, 2000 was $518,000 or $271,000 more than the net loss from discontinued operations of $247,000 for the same quarter last year. The increased loss from discontinued operations was primarily the result of lower sales volume and a $145,000 tax benefit recorded in the November 1999 quarter.

Liquidity and Capital Resources

         Working capital decreased by $849,000 during the three months ended November 30, 2000 primarily as a result of a seasonal increase in accounts receivable and inventories, which was more than offset by increases in accounts payable and short-term borrowings and a decrease in net current assets of discontinued segment.

         Operating activities used cash of $7,923,000 for the quarter ended November 30, 2000 compared to the $3,066,000 used in the comparable prior year period. The increase in cash used in operating activities was due to increases in other accrued liabilities and accounts payable during the November 30, 1999 quarter which did not occur in the November 30, 2000 quarter.

         Capital expenditures were $242,000 for the quarter ended November 30, 2000 compared to $379,000 in the comparable prior year quarter. The Company expects capital expenditures for fiscal 2001 to be approximately $1,800,000.

         The Company had an increase in net borrowings, primarily related to seasonal working capital needs, of $5,534,000 in the quarter ended November 30, 2000. This resulted in total debt as of November 30, 2000 of $51,116,000 or 10.1 percent lower than the total debt as of November 30, 1999. The decrease in total debt is primarily the result of more efficient working capital management and the repayment of debt resulting from the proceeds of the sale of the Springfield distribution center. Management believes that the Company's current credit facility is sufficient to adequately finance its existing and future operations.

Seasonality

         Net revenues of baseball equipment and team uniforms are highly seasonal. Customers generally place orders with the Company for baseball-related products beginning in August for shipment beginning in November (pre-season orders). These pre-season orders from customers generally represent approximately 50 percent to 65 percent of the customers' anticipated needs for the entire baseball season. The amount of these pre-season orders generally determines the Company's net revenues and profitability between November 1 and January 31. The Company then receives additional orders (fill-in orders) which depend upon customers' actual sales of products during the baseball season (sell-through). Fill-in orders are typically received by the Company between February and May. These orders generally represent approximately 35 percent to 50 percent of the Company's sales of baseball-related products during a particular season. Pre-season orders for certain baseball-related products from certain customers are not required to be paid until early spring. These extended terms increase the risk of collectibility of accounts receivable. The Company has made a concerted effort to reduce these extended term sales and as a result may have moved some sales to later months to avoid the extended term at the same time preserving the early spring dating. In addition, an increasing number of customers are on automatic replenishment systems; therefore, more orders are received on a ship-at-once basis. This change has resulted in shipments to the customer closer to the time the products are actually sold. This trend has and may continue to have the effect of shifting the seasonality and quarterly results of the Company with higher inventory and debt levels required to meet orders for immediate delivery. To offset these risks, the Company implemented in 1999 for the Spring 2000 season a Port of Entry (POE) program to encourage retailers to place early orders, as well as other changes in credit terms to reduce risk and debt levels. The sell-through of baseball-related products also affects the amount of inventory held by customers at the end of the season which is carried over by the customer for sale in the next baseball season. Customers typically adjust their pre-season orders for the next baseball season to account for the level of inventory carried over from the preceding baseball season. Football equipment and team uniforms are both shipped by the Company and sold by retailers primarily in the period between March 1 and September 30. Basketballs and team uniforms generally are shipped and sold throughout the year. Because the Company's sales of baseball-related products exceed those of its other products, Rawlings' business is seasonal, with its highest net revenues and profitability recognized between November 1 and April 30.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

         The Company has certain market risk exposure related to interest rates. The Company is exposed to market risks related to fluctuations in interest rates for its variable rate borrowings of $51,000,000 as of November 30, 2000. A change in interest rates of 1% on the balance outstanding at November 30, 2000 would cause a change in total annual earnings and cash flows of $510,000 assuming other factors are held constant.

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



                                    RAWLINGS SPORTING GOODS COMPANY, INC.



Date:    January 15, 2001           /s/ STEPHEN M. O'HARA
                                    -----------------------------------
                                    Stephen M. O'Hara
                                    Chairman of the Board and
                                    Chief Executive Officer



Date:    January 15, 2001           /s/ WILLIAM F. LACEY
                                    --------------------------------------------
                                    William F. Lacey
                                    Vice President and Chief Financial Officer
                                    (Principal Accounting Officer)