Form 10-Q
period 2001-02-28
RAWLINGS SPORTING GOODS CO INC
filed 2001-04-16
CIK 921915

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q



|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                For the quarterly period ended February 28, 2001
                                               ------------------

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

                                Yes X   No
                                   ---     ---
         Number of shares outstanding of the issuer's Common Stock, par value $0.01 per share, as of March 31, 2001: 7,989,715 shares.

Part I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

             Rawlings Sporting Goods Company, Inc. and Subsidiaries
                        Consolidated Statements of Income
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                                                Quarter Ended             Six Months Ended
                                                                                  February 28,               February 28,
                                                                         ------------------------------------------------------
                                                                             2001         2000          2001          2000
                                                                         ------------------------------------------------------
Net revenues........................................................        $65,799       $63,728     $102,482       $97,702
Cost of goods sold..................................................         44,317        42,923       69,479        66,246
                                                                         ------------------------------------------------------
     Gross profit...................................................         21,482        20,805       33,003        31,456
Selling, general and administrative expenses........................         11,956        11,732       22,806        21,586
Unusual (income) expense............................................             82           238         (972)        1,497
                                                                         ------------------------------------------------------
     Operating income...............................................          9,444         8,835       11,169         8,373
Interest expense, net...............................................          1,308         1,651        2,380         3,227
Other expense, net..................................................             69            63          173           151
                                                                         ------------------------------------------------------
     Income from continuing operations before income taxes..........          8,067         7,121        8,616         4,995
Provision for income taxes..........................................          2,868         2,635        3,071         1,848
                                                                         ------------------------------------------------------
     Income from continuing operations before extraordinary item....          5,199         4,486        5,545         3,147
Loss from operations of discontinued segment, net of tax............              -          (609)           -          (856)
                                                                         ------------------------------------------------------
        Income before extraordinary item............................          5,199         3,877        5,545         2,291
Extraordinary item, net of tax......................................              -          (646)           -          (646)
                                                                         ------------------------------------------------------
Net income..........................................................        $ 5,199       $ 3,231     $  5,545       $ 1,645
                                                                         ======================================================


Net income (loss) per common share, basic and diluted:

     Continuing operations..........................................        $  0.65       $  0.57     $   0.69       $ 0.40
     Discontinued segment...........................................              -         (0.08)           -        (0.11)
     Extraordinary item.............................................              -         (0.08)           -        (0.08)
                                                                         ------------------------------------------------------
     Net income ....................................................        $  0.65       $  0.41     $   0.69       $ 0.21
                                                                         ======================================================

Shares used in computing per share amounts:
     Basic..........................................................          8,013         7,934        8,006        7,928
     Assumed exercise of stock options..............................              -             2            1            2
                                                                         ------------------------------------------------------
     Diluted........................................................          8,013         7,936        8,007        7,930
                                                                         ======================================================

The accompanying notes are an integral part of these consolidated statements.

             Rawlings Sporting Goods Company, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                    (Amounts in thousands, except share data)

                                                                February 28,
                                                                    2001                August 31,
                                                                 (Unaudited)               2000
                                                             --------------------    ------------------
Assets
------
Current Assets:
   Cash and cash equivalents ...............................    $     791                $   1,424
   Accounts receivable, net of allowance of
      $2,634 and $2,561 respectively .......................       65,383                   28,246
   Inventories .............................................       44,959                   38,100
   Deferred income taxes ...................................        6,079                    6,079
   Prepaid expenses ........................................          826                      819
   Net assets of discontinued segment ......................          904                    2,624
                                                                ---------                ---------
       Total current assets ................................      118,942                   77,292
Property, plant and equipment ..............................        7,490                    8,873
Deferred income taxes ......................................       17,842                   20,802
Other assets ...............................................        1,254                    1,211
Net noncurrent assets of discontinued segment ..............          477                      547
                                                                ---------                ---------
       Total assets ........................................    $ 146,005                $ 108,725
                                                                =========                =========
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
   Current portion of long-term debt and
       revolving credit agreement ..........................    $  63,542                $  37,178
   Accounts payable ........................................       20,996                   13,804
   Accrued liabilities .....................................       11,640                   10,729
                                                                ---------                ---------
       Total current liabilities ...........................       96,178                   61,711
Long-term debt, less current maturities ....................        5,875                    8,404
Other long-term liabilities ................................        9,291                    9,291
                                                                ---------                ---------
       Total liabilities ...................................      111,344                   79,406
                                                                ---------                ---------
Stockholders' equity:
   Preferred stock, none issued ............................            -                        -
   Common stock, $0.01 par value, 50,000,000
       shares authorized, 7,984,893 and 7,946,338
       shares issued and outstanding, respectively .........           80                       79
   Additional paid-in capital ..............................       31,023                   30,798
   Stock subscription receivable ...........................       (1,421)                  (1,421)
   Cumulative other comprehensive loss .....................       (1,897)                  (1,468)
   Retained earnings .......................................        6,876                    1,331
                                                                ---------                ---------
   Stockholders' equity ....................................       34,661                   29,319
                                                                ---------                ---------
       Total liabilities and stockholders' equity ..........    $ 146,005                $ 108,725
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

             Rawlings Sporting Goods Company, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flow
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                             Six Months Ended
                                                                                               February 28,
                                                                                  ---------------------------------------
                                                                                        2001                 2000
                                                                                  -----------------    ------------------
Cash flows from operating activities:
     Net income .............................................................       $  5,545              $  1,645
     Add loss from discontinued segment .....................................              -                   856
      Add extraordinary item ................................................              -                   646
                                                                                    --------              --------
     Income from continuing operations ......................................          5,545                 3,147
     Adjustments to reconcile income from continuing
         operations to net cash used in continuing operations:
         Depreciation and amortization ......................................          1,163                 1,528
         Gain on sale of Springfield distribution center ....................         (1,115)                    -
     Changes in operating assets and liabilities:
         Accounts receivable ................................................        (37,137)              (37,847)
         Inventories ........................................................         (6,859)               (8,149)
         Accounts payable ...................................................          7,192                16,905
         Other ..............................................................          2,847                 4,546
                                                                                    --------              --------
Net cash used in continuing operations ......................................        (28,364)              (19,870)
Net cash provided by discontinued segment ...................................          1,814                 3,795
                                                                                    --------              --------
Net cash used in operating activities .......................................        (26,550)              (16,075)
                                                                                    --------              --------

Cash flows from investing activities:
     Capital expenditures of continuing operations ..........................           (496)                 (538)
     Capital expenditures of discontinued segment ...........................            (24)                  (61)
     Proceeds from sale of Springfield distribution center ..................          2,376                     -
                                                                                    --------              --------
Net cash provided by (used in) investing activities .........................          1,856                  (599)
                                                                                    --------              --------

Cash flows from financing activities:
     Net increase in short-term borrowings ..................................         26,364                17,989
     Repayments of long-term debt ...........................................         (2,529)                  (34)
     Issuance of common stock ...............................................            226                   178
                                                                                    --------              --------
Net cash provided by financing activities ...................................         24,061                18,133
                                                                                    --------              --------

Net increase (decrease) in cash and cash equivalents ........................           (633)                1,459
Cash and cash equivalents, beginning of period ..............................          1,424                   904
                                                                                    --------              --------
Cash and cash equivalents, end of period ....................................       $    791              $  2,363
                                                                                    ========              ========

The accompanying notes are an integral part of these consolidated statements.

             Rawlings Sporting Goods Company, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1:           Summary of Significant Accounting Policies.

         The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to interim financial information and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Form 10-K for the year ended August 31, 2000 filed on December 12, 2000. In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair presentation of financial position and results of operations have been included therein. The results for the six months ended February 28, 2001 are not necessarily indicative of the results that may be expected for a full fiscal year.

Note 2:           Discontinued Segment

         On June 26, 2000 the Company made a strategic decision to seek a buyer for its Vic hockey business. Vic provides an extensive line of equipment for hockey including hockey sticks, hockey protective equipment and goalie protective equipment. While not complete as of February 28, 2001 the disposition of the Vic hockey business is expected to be completed during fiscal 2001. Vic hockey is accounted for as a discontinued segment, and accordingly, operating results and net assets are segregated in the Company's financial statements.

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

                                                                             Quarter Ended             Six Months Ended
                                                                             February 28,                February 28,
                                                                      ---------------------------------------------------------
                                                                          2001           2000          2001           2000
                                                                      ---------------------------------------------------------
Net revenues .........................................................   $   704       $ 1,624       $ 2,209       $ 3,644
                                                                      =========================================================

Loss from operations of discontinued segment before income taxes .....   $  (952)      $  (967)      $(1,470)      $(1,359)
Benefit for income taxes .............................................        --          (358)           --          (503)
                                                                      ---------------------------------------------------------
Net loss from operations of discontinued segment .....................   $  (952)      $  (609)      $(1,470)      $  (856)
                                                                      =========================================================


Note 3:           Unusual (Income) Expense

         In connection with the relocation of distribution facilities to a new single location in Washington, Missouri, the Springfield, Missouri distribution center was sold in September 2000. The Company is currently leasing the Springfield distribution center from the buyer until the move to Washington can be completed in fiscal 2001. The gain on the sale of Springfield of $1,115,000 offset by $143,000 of redundant costs incurred during the move to Washington has been included as unusual income in the Consolidated Statement of Income for the six months ended February 28, 2001. Redundant costs of $82,000 incurred during the move to Washington has been included as unusual expense for the three months ended February 28, 2001.

         Unusual expenses in the six months ended February 29, 2000 included $759,000 for an early retirement program and $738,000 of costs associated with the Company's strategic review process. Unusual expense in the three months ended February 29, 2000 consisted of $238,000 of costs associated with the Company's strategic review process.


Note 4:           Inventories
         Inventories consisted of the following (in thousands):

                                                         February 28,                August 31,
                                                             2001                       2000
                                                     ----------------------    -----------------------
Raw materials ......................................   $11,161                        $ 9,777
Work in process ....................................     1,141                            900
Finished goods .....................................    32,657                         27,423
                                                       -------                        -------
                                                       $44,959                        $38,100
                                                       =======                        =======

Note 5:           Comprehensive Income

         For the three months ended February 28, 2001 comprehensive income was $5,167,000 compared with comprehensive income of $3,321,000 for the comparable prior year period. For the six months ended February 28, 2001 comprehensive income was $5,116,000 compared with comprehensive income of $1,820,000 for the six months ended February 29, 2000.

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





                                                                Quarter Ended                          Six Months Ended
                                                                 February 28,                            February 28,

                                                    --------------------------------------------------------------------------------
                                                           2001                2000               2001                 2000
                                                    --------------------------------------------------------------------------------
Net revenues
     Sports equipment                                   $64,338           $62,195               $100,056               $95,159
     Licensing                                            1,461             1,533                  2,426                 2,543
                                                    --------------------------------------------------------------------------------
Consolidated net revenues                               $65,799           $63,728               $102,482               $97,702
                                                    ================================================================================

Operating income
     Sports equipment                                   $ 7,983           $ 7,302               $  8,743               $ 5,830
     Licensing                                            1,461             1,533                  2,426                 2,543
                                                    --------------------------------------------------------------------------------
Consolidated operating income                           $ 9,444           $ 8,835               $ 11,169               $ 8,373
                                                    ================================================================================

                                                      February 28,        August 31,
                                                          2001               2000
                                                  ---------------------------------------
Total assets
     Sports equipment                                  $143,699            $104,643
     Licensing                                              925                 911
     Net assets of discontinued segment                   1,381               3,171
                                                  ---------------------------------------
Consolidated total assets                              $146,005            $108,725
                                                  =======================================

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


RESULTS OF OPERATIONS
                    Quarter Ended February 28, 2001 Compared
                      with Quarter Ended February 29, 2000

         Net revenues for the quarter ended February 28, 2001 were $65,799,000 or 3.2% higher than net revenues of $63,728,000 for the February 29, 2000 quarter. The increase in net revenues was primarily the result of increased sales of baseball-related products, up $1,201,000, and increased apparel sales, up $1,224,000, over last year.

         The Company's gross profit for the February 2001 quarter was $21,482,000 or 3.3% higher than the gross profit of $20,805,000 for the same period last year. The gross profit margin for both years was 32.6%.

         Selling, general and administrative (SG&A) expenses of $11,956,000 were 18.2% of net revenues which was .2 percentage points lower than the comparable prior year period.

         Unusual expense in the February 28, 2001 quarter represented redundant costs associated with the previously announced facilities consolidation. Unusual expense in the February 29, 2000 quarter consisted of costs associated with the Company's strategic review.

         Interest expense for the three months ended February 8, 2001 was $1,308,000 or 20.8% lower than interest expense of $1,651,000 last year. Lower average borrowings by $2,300,000 and lower average interest rates of 1.5 percentage points accounted for the decrease in interest expense.

         The $646,000 extraordinary charge in the February 29, 2000 quarter was due to the write-off of deferred financing costs associated with the early extinguishment of the previous credit facility.

         Net income from continuing operations for the quarter ended February 28, 2001 was $5,199,000 compared to $4,486,000 in the second quarter of fiscal 2000. Increased net revenues and lower interest expense were the primary reasons for the increase.

         Net revenues from the discontinued segment for the three months ended February 28, 2001 were $704,000 or 56.7% lower than net revenues from the discontinued segment of $1,624,000 from the same quarter last year. Net loss from operations for the discontinued segment for the February 2001 quarter was $952,000 compared to a net loss of $609,000 for the February 2000 quarter. The increased loss from discontinued operations was primarily due to a $358,000 tax benefit recorded in the February 2000 quarter. Net loss before income taxes did not increase as a result of lower sales due to lower margin closeout sales in the February 2000 quarter.


                       Six Months Ended February 28, 2001
              Compared with the Six Months Ended February 29, 2000

         Net revenues for the six months ended February 28, 2001 were $102,482,000 or 4.9% higher than the net revenues of $97,702,000 in the comparable six month period last year. The increase in net revenues was primarily the result of strong demand for baseball-related products where sales were up 3.6% over last year. Net revenues from basketballs were up $1,008,000, footballs were up $698,000 and apparel was up $674,000.

         The Company's gross profit for the six months ended February 28, 2001 was $33,003,000 or 4.9% higher than the gross profit of $31,456,000 for the comparable prior year period. The gross profit margin for both periods was 32.2%.

         SG&A expenses for the six months ended February 28, 2001 were $22,806,000 compared to $21,586,000 in the comparable prior year period. SG&A expenses were 22.3% of net revenues or .2 percentage points higher than the first six months of the prior year.

         The unusual income of $972,000 in the six months ended February 28, 2001 consisted of the $1,115,000 gain on the sale of the Springfield distribution center and $143,000 of redundant costs incurred during the previously announced facilities consolidation. Unusual expenses in the six months ended February 29, 2000 included $759,000 for an early retirement program and $738,000 of costs associated with the Company's strategic review process.

         Interest expense for the six months ended February 28, 2001 was $2,380,000 or 26.2% lower than the interest expense of $3,227,000 in the comparable prior year period. Lower average borrowings by $6,100,000 and lower average interest rates of 1.5 percentage points accounted for the decrease in interest expense.

         The $646,000 extraordinary charge in the six months ended February 29, 2000 was due to the write-off of deferred financing costs associated with the early extinguishment of the previous credit facility.

         Net income from continuing operations for the six months ended February 28, 2001 was $5,545,000 compared to $3,147,000 for the six months ended February 29, 2000. Increased net revenues, the gain on the sale of the distribution center and prior year unusual expenses were the reasons for the increase.

         Net revenues from the discontinued segment for the six months ended February 28, 2001 were $2,209,000 compared to $3,644,000 for the same period last year. Net loss from operations of the discontinued segment totaled $1,470,000 compared to a net loss of $856,000 in the prior year. Lower net revenues and a $503,000 tax benefit recorded in fiscal 2000 were the reasons for the increased net loss.




Liquidity and Capital Resources

         Working capital increased $7,183,000 during the six months ended February 28, 2001 primarily as a result of a seasonal increase in accounts receivable and inventories, offset by increases in short term borrowings under the revolving credit agreement and in accounts payable.

         Net cash used in operating activities for the six months ended February 28, 2001 was $26,550,000 or 65.2% higher than the $16,075,000 used in operating activities for the six months ended February 29, 2000. The increase was due to a lower increase in accounts payable this year compared to last year.

         Capital expenditures were $520,000 for the six months ended February 28, 2001. The Company expects capital expenditures for fiscal 2001 to be approximately $1,800,000.

         The Company had net borrowings, primarily related to seasonal working capital needs, of $23,835,000 in the six months ended February 28, 2001. This resulted in total debt of $69,417,000 as of February 28, 2001 or $314,000 higher than total debt of $69,103,000 as of February 29, 2000. Management believes that the Company's current credit facility is sufficient to adequately finance its existing and future operations.

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

         The price of leather, which is a component of baseball-related products, has increased recently due to supply shortages caused by the hoof and mouth disease among cattle. If this problem continues, the Company and others in the industry will be forced to increase prices or recognize lower margins.

Item 3.           Quantitative and Qualitative Disclosure about Market Risk

         The Company has certain market risk exposure related to interest rates. The Company is exposed to market risks related to fluctuations in interest rates for its variable rate borrowings of

$69,317,000 as of February 28, 2001. A change in interest rates of 1% on the balance outstanding at February 28, 2001 would cause a change in total annual earnings and cash flows of $693,000 assuming other factors are held constant.

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



                                    RAWLINGS SPORTING GOODS COMPANY, INC.


Date:         April 12, 2001        /s/ STEPHEN M. O'HARA
                                    ----------------------------------
                                    Stephen M. O'Hara
                                    Chairman of the Board and
                                    Chief Executive Officer



Date:         April 12, 2001         /s/ WILLIAM F. LACEY
                                     ------------------------------------------
                                     William F. Lacey
                                     Vice President and Chief Financial Officer
                                     (Principal Accounting Officer)