Form 10-Q
period 2001-05-31
RAWLINGS SPORTING GOODS CO INC
filed 2001-07-13
CIK 921915

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q




[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the quarterly period ended May 31, 2001
                                                  ------------


                         Commission file number 0-24450
                                                -------

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

                   Yes      X                No
                       --------------           ----------------


         Number of shares outstanding of the issuer's Common Stock, par value $0.01 per share, as of June 30, 2001: 8,000,929 shares.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

             Rawlings Sporting Goods Company, Inc. and Subsidiaries

                        Consolidated Statements of Income
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                                      Quarter Ended                      Nine Months Ended
                                                                         May 31                                May 31
                                                             --------------------------------    -----------------------------------
                                                                 2001              2000               2001               2000
                                                             --------------    --------------    ---------------   -----------------
Net revenues..............................................      $42,843           $45,978          $145,325             $143,680
Cost of goods sold........................................       29,530            30,174            99,009               96,420
                                                             --------------    --------------    ---------------   -----------------
     Gross profit.........................................       13,313            15,804            46,316               47,260
Selling, general and administrative expenses..............       11,303            12,031            34,109               33,617
Unusual (income) expense..................................          762                 -              (210)               1,497
                                                             --------------    --------------    ---------------   -----------------
     Operating income.....................................        1,248             3,773            12,417               12,146
Interest expense..........................................        1,085             1,439             3,465                4,666
Other expense, net........................................          121                70               294                  221
                                                             --------------    --------------    ---------------   -----------------
     Income from continuing operations
         before income taxes..............................           42             2,264             8,658                7,259
Provision (benefit) for income taxes......................          (78)              794             2,993                2,642
                                                             --------------    --------------    ---------------   -----------------
     Income from continuing operations
         before extraordinary item........................          120             1,470             5,665                4,617
Loss from operations of discontinued
         segment, net of tax..............................            -            (1,458)                -               (2,314)
Loss on disposal of discontinued segment including
         provision of $1,500 for operating losses during
         phaseout period, net of tax......................            -           (11,326)                -              (11,326)
                                                             --------------    --------------    ---------------   -----------------
     Net income (loss) before extraordinary item..........          120           (11,314)            5,665               (9,023)
Extraordinary item, net of tax............................            -                 -                 -                 (646)
                                                             --------------    --------------    ---------------   -----------------
Net income (loss).........................................         $120          $(11,314)           $5,665              $(9,669)
                                                             ==============    ==============    ===============   =================

Net income (loss) per common share, basic and diluted:

         Continuing operations............................        $0.01             $0.18             $0.71                $0.58
         Discontinued segment.............................            -             (1.61)               -                 (1.72)
         Extraordinary item...............................            -                 -                -                 (0.08)
                                                             --------------    --------------    ---------------   -----------------
         Net income (loss)................................        $0.01            $(1.42)            $0.71               $(1.22)
                                                             ==============    ==============    ===============   =================

Shares used in computing per share amounts:
     Basic................................................        8,035             7,956             8,016                7,937
     Assumed exercise of stock options....................            1                 -                 1                    2
                                                             --------------    --------------    ---------------   -----------------
     Diluted..............................................        8,036             7,956             8,017                7,939
                                                             ==============    ==============    ===============   =================

The accompanying notes are an integral part of these consolidated statements.

             Rawlings Sporting Goods Company, Inc. and Subsidiaries

                           Consolidated Balance Sheets
                    (Amounts in thousands, except share data)

                                                                        May 31,
                                                                          2001              August 31,
                                                                      (Unaudited)              2000
                                                                   ------------------    ------------------
Assets
Current Assets:
   Cash and cash equivalents..................................        $      717                $1,424
   Accounts receivable, net of allowance of
      $2,653 and $2,561 respectively..........................            34,780                28,246
   Inventories................................................            41,532                38,100
   Deferred income taxes......................................             6,079                 6,079
   Prepaid expenses...........................................               531                   819
   Net assets of discontinued segment.........................                 -                 2,624
                                                                   ------------------    ------------------
       Total current assets...................................            83,639                77,292
Property, plant and equipment, net............................             7,173                 8,873
Deferred income taxes.........................................            17,920                20,802
Other assets..................................................             1,803                 1,211
Net noncurrent assets of discontinued segment.................                 -                   547
                                                                   ------------------    ------------------
       Total assets...........................................          $110,535              $108,725
                                                                   ==================    ==================
Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term debt and
       revolving credit agreement.............................         $  38,073               $37,178
   Accounts payable...........................................            11,479                13,804
   Accrued liabilities........................................            12,026                10,729
                                                                   ------------------    ------------------
       Total current liabilities..............................            61,578                61,711
Long-term debt, less current maturities.......................             4,353                 8,404
Other long-term liabilities...................................             9,291                 9,291
                                                                   ------------------    ------------------
       Total liabilities......................................            75,222                79,406
                                                                   ------------------    ------------------
Stockholders' equity:
   Preferred stock, none issued...............................                 -                     -
   Common stock, $0.01 par value, 50,000,000
       shares authorized, 7,999,357  and 7,946,338
       shares issued and outstanding, respectively............                80                    79
   Additional paid-in capital.................................            31,097                30,798
   Stock subscription receivable..............................            (1,421)               (1,421)
   Cumulative other comprehensive loss........................            (1,439)               (1,468)
   Retained earnings..........................................             6,996                 1,331
                                                                   ------------------    ------------------
   Stockholders' equity.......................................            35,313                29,319
                                                                   ------------------    ------------------
       Total liabilities and stockholders' equity.............          $110,535              $108,725
                                                                   ==================    ==================

The accompanying notes are an integral part of these consolidated balance sheets.

             Rawlings Sporting Goods Company, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flow
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                            Nine Months Ended
                                                                                                 May 31,
                                                                                  ---------------------------------------
                                                                                        2001                 2000
                                                                                  -----------------    ------------------
Cash flows from operating activities:
     Net income (loss).....................................................            $5,665               $(9,669)
     Add loss from discontinued segment....................................                 -                13,640
     Add extraordinary item................................................                 -                   646
                                                                                  -----------------    ------------------
     Income from continuing operations.....................................             5,665                 4,617
     Adjustments to reconcile income from continuing
       operations to net cash (used in) provided by continuing
       operations:
         Depreciation and amortization.....................................             1,674                 2,228
         Gain on sale of Springfield distribution center...................            (1,115)                    -
     Changes in operating assets and liabilities:
         Accounts receivable...............................................            (6,534)               (9,862)
         Inventories.......................................................            (3,432)               (4,554)
         Accounts payable..................................................            (2,325)                6,158
         Other.............................................................             3,987                 5,245
                                                                                  -----------------    ------------------
Net cash (used in) provided by continuing operations.......................            (2,080)                3,832
Net cash provided by discontinued segment..................................             1,125                 2,396
                                                                                  -----------------    ------------------
Net cash (used in) provided by operating activities........................              (955)                6,228
                                                                                  -----------------    ------------------

Cash flows from investing activities:
     Capital expenditures of continuing operations.........................              (691)                 (657)
     Capital expenditures of discontinued segment..........................               (55)                  (70)
     Proceeds from sale of Springfield distribution center.................             2,376                     -
     Proceeds from sale of discontinued segment ...........................             1,474                     -
                                                                                  -----------------    ------------------
Net cash provided by (used in) investing activities........................             3,104                  (727)
                                                                                  -----------------    ------------------

Cash flows from financing activities:
     Net increase (decrease) in short-term borrowings......................               893                (6,353)
     Borrowings of long-term debt..........................................                 -                 2,500
     Repayments of long-term debt..........................................            (4,049)                  (49)
     Issuance of common stock..............................................               300                   225
                                                                                  -----------------    ------------------
Net cash used in financing activities......................................            (2,856)               (3,677)
                                                                                  -----------------    ------------------

Net increase (decrease) in cash and cash equivalents.......................              (707)                1,824
Cash and cash equivalents, beginning of period.............................             1,424                   904
                                                                                  -----------------    ------------------
Cash and cash equivalents, end of period...................................              $717                $2,728
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

             Rawlings Sporting Goods Company, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1:  Summary of Significant Accounting Policies.

         The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to interim financial information and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Form 10-K for the year ended August 31, 2000 filed on December 12, 2000. In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair presentation of financial position and results of operations have been included therein. The results for the nine months ended May 31, 2001 are not necessarily indicative of the results that may be expected for a full fiscal year.

Note 2:  Discontinued Segment

         On June 26, 2000 the Company made a strategic decision to seek a buyer for its Vic hockey business. Vic provided an extensive line of equipment for hockey including hockey sticks, hockey protective equipment and goalie protective equipment. The sale of the Vic hockey business was completed during the quarter ended May 31, 2001 under substantially the same terms as contemplated when the discontinued operation was originally recorded. Proceeds from the sale totaled $3,169,000 including cash of $1,474,000 at closing and $1,695,000 of 7% notes to be received through May 2004.

         Operating results for the hockey business are included in the Consolidated Statements of Income as loss from discontinued segment through May 31, 2000. Operating results subsequent to May 31, 2000 were included in the provision for operating losses during the phase-out period that was recorded during the third quarter of fiscal 2000. Results for the discontinued segment are as follows (in thousands):


                                                                        Quarter Ended                     Nine Months Ended
                                                                           May 31,                             May 31,
                                                               --------------------------------    ---------------------------------
                                                                   2001              2000               2001              2000
                                                               --------------    --------------    ---------------   ---------------
Net revenues..............................................       $    455            $1,426            $2,664           $5,070
                                                               ==============    ==============    ===============   ===============

Loss from operations of discontinued segment before
     income taxes.........................................          $(636)          $(1,385)          $(2,106)         $(2,744)
Provision (benefit) for income taxes......................              -                73                 -             (430)
                                                               --------------    --------------    ---------------   ---------------
Net loss from operations of discontinued segment..........          $(636)          $(1,458)          $(2,106)         $(2,314)
                                                               ==============    ==============    ===============   ===============

Loss on disposal of discontinued segment before
     income taxes.........................................     $        -          $(13,000)       $        -         $(13,000)
Benefit for income taxes..................................              -            (1,674)                -           (1,674)
                                                               --------------    --------------    ---------------   ---------------
Net loss on disposal of discontinued segment..............     $        -          $(11,326)       $        -         $(11,326)
                                                               ==============    ==============    ===============   ===============



Note 3:  Unusual (Income) Expense

         In connection with the relocation of distribution facilities to a new single location in Washington, Missouri, the Springfield, Missouri distribution center was sold in September 2000. The Company is currently leasing the Springfield distribution center from the buyer until the move to Washington can be completed in the fourth quarter of fiscal 2001. The gain on the sale of Springfield of $1,115,000, offset by $905,000 of redundant costs incurred during the move to Washington, has been included as unusual income in the Consolidated Statement of Income for the nine months ended May 31, 2001. Redundant costs of $762,000 incurred during the move to Washington have been included as unusual expense for the three months ended May 31, 2001.

         Unusual expenses in the nine months ended May 31, 2000 included $759,000 for an early retirement program and $738,000 of costs associated with the Company's strategic review process.

Note 4:  Inventories

         Inventories consisted of the following (in thousands):

                                                            May 31,                  August 31,
                                                             2001                       2000
                                                     ----------------------    -----------------------
         Raw materials.............................           $10,424                    $9,777
         Work in process...........................             1,911                       900
         Finished goods............................            29,197                    27,423
                                                     ----------------------    -----------------------
                                                              $41,532                   $38,100
                                                     ======================    =======================

Note 5:  Comprehensive Income

         For the three months ended May 31, 2001 comprehensive income was $578,000 compared with a comprehensive loss of $11,666,000 for the comparable prior year period. For the nine months ended May 31, 2001 comprehensive income was $5,694,000 compared with a comprehensive loss of $9,846,000 for the nine months ended May 31, 2000.

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

                                                               Quarter Ended                          Nine Months Ended
                                                                  May 31,                                  May 31,
                                                   ---------------------------------------    -----------------------------------
                                                          2001                2000                 2001              2000
                                                   -------------------- ------------------    ---------------- ------------------
Net revenues
     Sports equipment                                    $41,383              $44,269              $141,439            $139,428
     Licensing                                             1,460                1,709                 3,886               4,252
                                                   -------------------- ------------------    ---------------- ------------------
Consolidated net revenues                                $42,843              $45,978              $145,325            $143,680
                                                   ==================== ==================    ================ ==================

Operating income (loss)
     Sports equipment                                     $ (212)              $2,064                $8,531              $7,894
     Licensing                                             1,460                1,709                 3,886               4,252
                                                   -------------------- ------------------    ---------------- ------------------
Consolidated operating income                             $1,248               $3,773               $12,417             $12,146
                                                   ==================== ==================    ================ ==================

                                                            May 31,                       August 31,
                                                             2001                            2000
                                                     --------------------             ------------------
Total assets
     Sports equipment                                       $108,998                         $104,643
     Licensing                                                 1,537                              911
     Net assets of discontinued segment                            -                            3,171
                                                     --------------------             ------------------
Consolidated total assets                                   $110,535                         $108,725
                                                     ====================             ==================


Note 7:  Termination of Rights Agreement and Redemption of Rights

         At the Company's Annual Meeting of Stockholders held on May 15, 2001, holders of a majority of the shares of common stock represented at the meeting voted against the retention of the Company's Rights Agreement, dated July 1, 1994. The Board of Directors of the Company had previously committed to be bound by such vote and accordingly will terminate the Rights Agreement and redeem the Rights issued thereunder, effective December 31, 2001.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Discontinued Segment

         On June 26, 2000, the Company made a strategic decision to seek a buyer for its Vic hockey business. Vic provided an extensive line of equipment for hockey including hockey sticks, hockey protective equipment and goalie protective equipment. As described more fully in Note 2 Discontinued Segment, the sale of the Vic hockey business was completed during the quarter ended May 31, 2001 under substantially the same terms as contemplated when the discontinued operation was originally recorded.. Vic hockey is accounted for as a discontinued segment, and accordingly, operating results and net assets are segregated in the Company's financial statements.

RESULTS OF OPERATIONS

                       Quarter Ended May 31, 2001 Compared
                         with Quarter Ended May 31, 2000



         Net revenues for the quarter ended May 31, 2001 were $42,843,000 which was 6.8% less than net revenues of $45,978,000 for the quarter ended May 31, 2000. The decrease in net revenues was due to lower sales of baseballs (down $2,398,000), primarily memorabilia (which accounted for $1,688,000 of the decline in baseball sales), and baseball gloves (down $1,343,000), offset by increased sales in apparel (up $1,206,000). The decline in baseball net revenues during the quarter ended May 31, 2001 reflects the current poor economy and strong revenues last year due to the introduction of one Major League ball for both leagues.

         The Company's gross profit for the quarter ended May 31, 2001 was $13,313,000, or 15.8%, lower than the gross profit of $15,804,000 for the same period last year. The gross profit margin for the quarter was 31.1%, 3.3 margin points lower than the comparable prior year quarter. The decrease in gross profit was primarily due to lower net revenues of memorabilia baseballs and baseball gloves.

         Selling, general and administrative (SG& A) expenses of $11,303,000 were $728,000, or 6.1%, lower than the comparable prior year quarter. As a percent of net revenues SG&A expenses were 26.4% this year compared to 26.2% last year. Year to year decrease in dollars of expense was experienced in almost all categories with the exception of advertising and promotion. However, the lower sales level more than offset the decrease in dollars spent and therefore accounted for the .2 percentage point increase in SG&A as a percent of net revenues.

         Unusual expense for the quarter ended May 31, 2001 was $762,000, which consisted of redundant costs associated with the previously announced facilities consolidation.

         Interest expense for the three months ended May 31, 2001 was $1,085,000, or 24.6%, lower than interest expense of $1,439,000 last year. Lower average interest rates of 2.3 percentage points and lower average borrowings by $1,100,000 accounted for the decrease in interest expense.

         Net revenues from the discontinued segment for the quarter ended May 31, 2001 were $455,000 compared to $1,426,000 for the same period of the prior year. Loss from operations was $636,000 down from $1,458,000 last year. As previously mentioned, the sale of the Vic hockey business was completed during the quarter ended May 31, 2001.

                Nine Months Ended May 31, 2001 Compared with the
                         Nine Months Ended May 31, 2000

         Net revenues from continuing operations for the nine months ended May 31, 2001 were $145,325,000 which was 1.1% higher than the $143,680,000 of net revenues in the comparable nine month period last year. Increased revenues were experienced in apparel (up $1,880,000), footballs (up $1,038,000), basketballs (up $878,000), and baseballs (up $369,000 even with a decline in radar speed-sensing baseballs of $717,000). Offsetting declines were recorded in baseball gloves (down $1,788,000) and licensing revenue (down $366,000).

         The Company's gross profit for the nine months ended May 31, 2001 was $46,316,000 or 2.0% less than the gross profit of $47,260,000 for the same period last year. The gross profit margin declined 1.0 percentage point to 31.9% from 32.9% for the first nine months of the prior year. The decrease in gross profit was primarily due to lower net revenues of baseball gloves.

         SG&A expenses for the nine months ended May 31, 2001 were $34,109,000, 1.5% above SG&A expenses of $33,617,000 for the comparable prior year period. The increase in SG&A expenses was primarily related to advertising and promotion, player endorsements and salaries and wages partially offset by a decrease in depreciation. As a percent of net revenues SG&A expenses were 23.5%, up .1 percentage point from 23.4%.

         Unusual income of $210,000 for the nine months ended May 31, 2001 is comprised of the $1,115,000 gain on the sale of the Springfield distribution center offset by $905,000 of redundant costs incurred during the previously announced facilities consolidation. Unusual expenses in the nine months ended May 31, 2000 included $759,000 for an early retirement program and $738,000 of costs associated with the Company's strategic review process.

         Interest expense totaled $3,465,000 for the nine months ended May 31, 2001 compared to $4,666,000 for the same period last year. Average borrowings were down by $4,657,000 and average interest rates were down by 1.8 percentage points. Together they accounted for the 25.7% decrease in interest expense.

         The extraordinary item of $646,000 in the nine months ended May 31, 2000 was due to the write-off of deferred financing costs associated with the early extinguishment of the previous credit facility.

         Net revenues from the discontinued segment for the nine months ended May 31, 2001 were $2,664,000 compared with $5,070,000 for the nine months ended May 31, 2000. Net loss from operations for the discontinued segment for the nine months ended May 31, 2001 was $2,106,000 versus $2,314,000 for the comparable prior year period.

Liquidity and Capital Resources

         Working capital increased $6,480,000 during the nine months ended May 31, 2001 primarily as a result of a seasonal increase in accounts receivable and inventories and a decrease in accounts payable, offset by an increase in short term borrowings under the revolving credit agreement and a decrease in net assets of discontinued segment.

         Net cash used in operating activities for the nine months ended May 31, 2001 was $955,000 compared to $6,228,000 provided by operating activities for the nine months ended May 31, 2000. The decrease was due to a reduction in accounts payable this year compared to an increase last year.

         Capital expenditures were $746,000 for the nine months ended May 31, 2001. The Company expects capital expenditures for fiscal 2001 to be approximately $1,100,000.

         The Company repaid $3,156,000 of its outstanding debt in the nine months ended May 31, 2001. This resulted in total debt of $42,426,000 as of May 31, 2001 or $4,820,000 lower than total debt of $47,246,000 as of May 31, 2000.
Management believes that the Company's current credit facility is sufficient to adequately finance its existing and future operations.


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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

         The Company has certain market risk exposure related to interest rates. The Company is exposed to market risks related to fluctuations in interest rates for its variable rate borrowings of $42,344,000 as of May 31, 2001. A change in interest rates of 1% on the balance outstanding at May 31, 2001 would cause a change in total annual earnings and cash flows of $423,000 assuming other factors are held constant.

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

         None.

Item 3.  Defaults on Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         The annual Stockholders' Meeting was held on May 15, 2001. At the meeting the following matters were voted upon by the stockholders and received the following votes:

         The following nominees were elected as directors to serve until the annual meeting of stockholders following the Company's fiscal year ending August 31, 2003:

                                       Number of                Number of
          Nominee                      Votes For             Votes Withheld
-----------------------------    ----------------------   ----------------------
Andrew N. Baur                          7,248,631                 189,757
Stephen M. O'Hara                       7,253,781                 184,607
Robert S Prather, Jr.                   7,129,759                 308,629


         The following directors' term of office continued after the meeting:

                              Linda L. Griggs
                              W. James Host
                              Michael McDonnell
                              William C. Robinson

         The approval of an amendment to the Company's 1994 Non-Employee Directors' Stock plan to increase the total number of shares of the Company's Common Stock available for issuance thereunder from 50,000 to 250,000:

        For                Against            Abstain
--------------------    ---------------    --------------
     7,096,849             317,013            24,526

         The ratification of the Board of Directors' selection of Arthur Andersen LLP as independent public accountants of the Company for the Company's fiscal year ending August 31, 2001:

         For                   Against                Abstain
----------------------    -------------------    ------------------
      7,373,408                 29,948                35,032

         The consideration of whether to retain the Rights Agreement, dated July 1, 1994:

        For                Against
     Retention            Retention           Abstain           Non-Vote
--------------------    ---------------    --------------    ---------------
     1,151,692            3,044,322           82,660           3,159,714


Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 RAWLINGS SPORTING GOODS COMPANY, INC.


Date: July 11, 2001              /s/Stephen M. O'Hara
                                 --------------------------------------------
                                 Stephen M. O'Hara
                                 Chairman of the Board and
                                 Chief Executive Officer


Date: July 11, 2001              /s/ William F. Lacey
                                 --------------------------------------------
                                 William F. Lacey
                                 Vice President and Chief Financial Officer
                                 (Principal Accounting Officer)