Form 10-K
period 2001-08-31
RAWLINGS SPORTING GOODS CO INC
filed 2001-11-28
CIK 921915

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
       |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934 For the
                       fiscal year ended August 31, 2001.

                         Commission File Number: 0-24450
                                                 -------

                      RAWLINGS SPORTING GOODS COMPANY, INC.
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                              43-1674348
    -------------------------------           -------------------------------
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)               Identification No.)

 1859 Intertech Drive, Fenton, Missouri                 63026
----------------------------------------------  ----------------------------
  (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  (636) 349-3500
                                                   --------------------

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

              Yes       X                      No
                     -------                         -------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting Common Stock held by nonaffiliates of the registrant as of October 31, 2001 was $26,074,311.

         The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of October 31, 2001 was 8,022,865.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's proxy statement for the annual meeting of stockholders are incorporated by reference into Items 10, 11, 12 and 13 of Part III of this report

                                TABLE OF CONTENTS

                                                                                                               Page

PART I           .................................................................................................1
------
     Item 1.     Business.........................................................................................1
     Item 2.     Properties......................................................................................14
     Item 3.     Legal Proceedings...............................................................................14
     Item 4.     Submission of Matters to a Vote of Security Holders.............................................15

PART II          ................................................................................................15
-------
     Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters...........................15
     Item 6.     Selected Financial Data.........................................................................16
     Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations...........16
     Item 7a.    Quantitative and Qualitative Disclosures Above Market Risk......................................21
     Item 8.     Financial Statements and Supplementary Data ....................................................22
     Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............42

PART III         ................................................................................................43
--------
     Item 10.    Directors and Executive Officers of the Registrant..............................................43
     Item 11.    Executive Compensation..........................................................................43
     Item 12.    Security Ownership of Certain Beneficial Owners and Management..................................43
     Item 13.    Certain Relationships and Related Transactions..................................................43

PART IV          ................................................................................................44
-------
     Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.................................44

                                     PART I

ITEM 1.  BUSINESS.

General

         Rawlings Sporting Goods Company, Inc., ("Rawlings" or the "Company") is a leading supplier of team sports equipment in North America and, through its licensee, of baseball equipment and uniforms in Japan. Under the Rawlings(R) brand name, the Company provides an extensive line of equipment and team uniforms for the sports of baseball, basketball and football. The Company's products are sold through a variety of distribution channels, including mass merchandisers, sporting goods retailers and institutional sporting goods dealers. The Company has the exclusive right, for which it pays royalty fees, to use the logos of certain sports organizations and events on selected products, including the logos of the National and American Leagues, Major League Baseball
(MLB), All-Star Game and World Series games for baseballs and the National Collegiate Athletic Association (the "NCAA") for the sports of basketball and baseball. In addition, Rawlings' products are endorsed by more than 43 college coaches, 27 sports organizations and numerous athletes, including approximately 500 Major League Baseball players. These persons or entities have entered into agreements with the Company under which they are paid or provided products for endorsing Rawlings' products or for permitting the Company to use their names or logos.

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

         Since 1977, the Company has been the exclusive supplier of baseballs to the National and American Leagues, the All-Star Game and the World Series games, with agreements expiring in 2005 for the All-Star Game and World Series games. In 1999, Rawlings extended its exclusive rights to the National and American Leagues through 2005 and in 2000 amended this agreement to combine both league balls to one MLB ball. Since 1994, the Company has been the exclusive supplier of baseballs to 19 Minor Leagues with the agreement expiring in 2002. The Company is the leading supplier of baseball gloves to Major and Minor League players.

         Since 1986, Rawlings has been the exclusive supplier of basketballs for the NCAA Men's and Women's Division I, II and III tournament championship games, including the Final Four with an agreement expiring in August 2002 and which will not be renewed. In 1999, Rawlings became the official supplier of baseballs for the NCAA baseball World Series and tournament expiring in 2004.

Products and Markets

         The following is a summary of net revenues by principal product line for the three fiscal years ended August 31, 2001. Also, refer to Note 15 of the financial statements for additional information on the Company's operating segments.

              Net Revenues by Segment and Primary Product Category
                              (Amounts in millions)
                                   (Unaudited)

                                                                                 Years Ended August 31,
                                                              -------------------------------------------------------------
                                                                     2001                 2000                1999
---------------------------------------------------------------------------------------------------------------------------
Sports Equipment:
      Baseball                                                       $  107.0           $  107.6           $   95.9
      Basketball, football, soccer and volleyball                        33.6               32.6               31.5
      Apparel                                                            25.7               24.4               22.1
      Miscellaneous                                                       3.1                3.7                4.3

Licensing                                                                 5.1                5.6                6.0
---------------------------------------------------------------------------------------------------------------------------
         Net revenues                                                $  174.5           $  173.9           $  159.8
---------------------------------------------------------------------------------------------------------------------------

Sports Equipment

         Baseball. The Company is a leading supplier of baseball equipment in North America and, through its licensee, in Japan. The Company's products in this area include baseball gloves, baseballs, softballs, batter's helmets, catcher's and umpire's protective equipment, aluminum and wood baseball bats, batter's gloves and miscellaneous accessories.

         Rawlings believes it is the leading supplier and offers the broadest selection of baseball gloves in North America. The Company offers approximately 134 styles, which are often customized to meet customer preferences. Its gloves range in retail price from $5.99 for beginners to more than $299.99 for the new Pro Preferred(R) series introduced in 2000. Rawlings' Heart of the Hide(R) series and the new Pro Preferred(R) series are used by more than half of the Major League Baseball players. Rawlings developed the original deep pocket glove in 1920. The Company designed this glove in consultation with Bill Doak, a spitball throwing southpaw with the St. Louis Cardinals, establishing the Company's tradition of developing innovative products in consultation with players and coaches. Rawlings has continued to be a leader in baseball glove design and innovation and has patented a number of designs, including the Trap-Eze(R) pocket design featuring a modified web giving the appearance of a six-finger glove, the Fastback(R) closed back design, the Basket-Web(R) pocket design which features interwoven strips forming a natural break on the back to assist in closing the glove and the Pad Lock(TM) design which uses an adjustable inner cushion pad and velcro wrist strap to stabilize the hand inside the glove.

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

         Rawlings believes that it is the leading supplier of baseball protective equipment in North America. In 2001, the Company introduced the new 950 series of protective equipment which molds the catcher's chest protector and leg guard to the catcher's body shape. In 1996, the Company introduced the pony tail batter's helmet for women. In 1995, the Company introduced a one size fits all batter's helmet that received the award for most innovative product design at the 1995 National Sporting Goods Association trade show.

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

         Basketball, Football, Soccer and Volleyball. Rawlings sells 25 different models of basketballs, including full-grain, composite and synthetic leather and rubber basketballs for men and women in both the youth and adult markets. Since 1986, Rawlings has been the exclusive supplier of basketballs for the NCAA Men's and Women's Division I, II and III championship games (including the Final Four). The basketball contract with the NCAA expires in August 2002. The Company does not expect to renew the contract beyond August 2002. The Company is also the official supplier of basketballs to the National Association of Intercollegiate Athletics.

         Rawlings sells 24 different models of footballs, including full-grain and split leather, vinyl and rubber for both the youth and adult markets. In addition, the Company sells college football shoulder pads, other protective gear (other than football helmets) and accessories. From 1987 to mid-1999, Rawlings was the exclusive supplier of footballs to the NCAA Division IAA, II and III championship games. While Rawlings continues to supply the official football to the National Association of Intercollegiate Athletics, Rawlings determined the cost of renewing the NCAA football contract was prohibitive and chose to reinvest those funds into other programs, such as endorsements by Peyton Manning.

         Apparel. Rawlings has been selling team uniforms for approximately 100 years. Rawlings is the official uniform for eight Major League Baseball teams and has the exclusive retail rights for authentic uniforms for these teams. Apparel comprised 14.7% of the net revenues of the Company in the year ended August 31, 2001. The Company believes it has growth opportunities related to apparel. Custom uniforms are manufactured in the Company's Licking, Missouri facility.

         Miscellaneous. Rawlings derives other net revenues from its outlet store and from its leather tanning facility. The outlet store sells seconds, irregular quality and discontinued and overstocked items. Approximately 28% of the leather tanned at Rawlings' tanning facility is sold to third parties for use in a variety of products.

Licensing

         In the year ended August 31, 2001, the Company generated $5.1 million of licensing revenues on approximately $120 million of sales made by third parties in Japan and the United States of products on which the Rawlings(R) brand name appeared under licensing agreements with the Company. Rawlings has licensed the use of its brand name since the mid-1970s when it licensed a Japanese company to use the Rawlings(R) brand name on clothing sold in Japan. Since then, Rawlings has licensed its name to ASICS Corporation, a leading Japanese sporting goods company, for use on all types of baseball equipment, team uniforms and practice clothing sold in Japan. In 2000, the license with ASICS Corporation was expanded to include all active wear in Japan.

         In the United States, Rawlings currently has licensing agreements with 10 companies which are using the Rawlings(R) brand name on various products including sportswear, shoes, sports bags, socks and toys. The Company retains the right under its licensing agreements to sample and inspect all licensed products to ensure that products bearing the Rawlings(R) brand name meet the Company's quality standards. The Company intends to continue to license the Rawlings(R) brand name to strategically extend the name to other related quality products and to new geographic areas. The Company believes that such strategic licensing will enhance the Company's image, consumer recognition and sales of all of its products.

Foreign

         The Company's foreign net revenues constituted approximately 5.0% of its total net revenues in the year ended August 31, 2001. Rawlings currently distributes its products in more than 55 countries primarily through independent distributors. Of the Company's foreign net revenues in the year ended August 31, 2001, approximately $4.8 million, or 2.8% of total net sales, came from direct sales in Canada.

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

Sales, Marketing and Distribution

         Rawlings' products are sold worldwide. In the United States, Rawlings sells directly to approximately 5,000 customers including local sporting goods stores, institutional dealers (entities that service the sports equipment needs of high school, collegiate and amateur sports organizations), regional sporting goods chains (such as Dick's and Modell's), national sporting goods chains (such as Gart's and The Sports Authority) and mass merchandisers (such as Wal-Mart, Target and K-Mart). In recent years, sales to sporting goods chains and mass merchandisers have accounted for an increasing amount of the net revenues of Rawlings. Sales to the ten largest customers of Rawlings constituted approximately 41% of the total net revenues of Rawlings in the year ended August 31, 2001 including one customer (Wal-Mart) which accounted for approximately 17% of 2001 net revenues.

         The Company has 44 direct sales employees and 12 manufacturers' representatives who sell its products in the United States. The Company has two separate sales forces, one to serve larger retail accounts and one to service institutional dealers and local sporting goods stores. Sales in Canada are handled by seven manufacturers' representatives. In addition, seven employees directly service professional and college teams, coaches and athletes. The Company primarily utilizes distributors to sell products overseas, except in Japan, which is covered by licensing agreements. Rawlings' products are currently distributed from its warehouses in Washington and Licking, Missouri; Dolgeville, New York; Tullahoma, Tennessee and Brantford, Ontario, Canada.

         The consolidation of the Company's distribution facilities formally located in Springfield, Missouri to a single location in Washington, Missouri was completed in the fourth quarter of fiscal 2001. Distribution formally at Ava, Missouri was consolidated in Washington in the first quarter of 2002.

         The Company utilizes a variety of promotional techniques to build brand awareness. Since 1958, Rawlings has annually presented the Rawlings Gold Glove Award(R) to the best fielder at each position in each of the National and American Leagues. The Rawlings Gold Glove Award(R) is the most prestigious award a baseball player can receive for his fielding abilities. In addition, Rawlings promotes its products through the Rawlings Sports Caravan and other promotional vehicles. The Rawlings Sports Caravan is comprised of a tandem tractor trailer containing exhibits on the evolution of baseball, basketball and football equipment and uniforms, and a workshop in which demonstrations on the manufacture and repair of baseball gloves, balls and bats are performed. In addition, the Caravan appears at sports events such as spring training, opening day games, the All-Star Game, the World Series games and the Baseball Hall of Fame induction ceremony. The Company also promotes its products through product endorsements by numerous professional athletes, coaches and sports organizations. The Company makes available to retailers various co-op advertising programs and participates in selected joint marketing and advertising programs.

         In November 1997 the Company entered into a five-year strategic marketing alliance with Host Communication, Inc. (HCI), a sports marketing company. This agreement provides for the joint marketing and sales by Rawlings and HCI of Rawlings' products primarily through corporate promotions and grassroots events.

Affiliations and Endorsements

         Rawlings has the right to use the logos of several professional and amateur sports organizations and events on certain of its products. These arrangements include: The National League of Professional Baseball Clubs (National League games); The American League of Professional Baseball Clubs (American League games); Major League Baseball Properties, Inc. (All-Star, World Series, Divisional Playoffs and League Championship Series games); the NCAA (baseball and basketball championships and Final Four games); 19 Minor Leagues (Minor League games); the National Association of Intercollegiate Athletics; the National Junior College Athletic Association; and the Men's Senior Baseball League.

         In addition, the Company's baseball products are endorsed by numerous athletes, including approximately 500 Major League Baseball players such as Ken Griffey Jr., Randy Johnson, Mark McGwire, Cal Ripken Jr., Pedro Martinez, and Sammy Sosa. The Company's basketball products carry endorsements from approximately 29 college coaches including basketball's Tubby Smith, Lute Olson and Kristy Curry. The Company's football products are endorsed by Peyton Manning of the Indianapolis Colts.

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

         The licensing agreements with Major League Baseball Properties, Inc. and the 19 Minor Leagues, under which Rawlings is licensed to produce the baseballs used in the Major League games, All-Star, World Series, Divisional Playoffs and League Championship Series games, the official baseballs for the Minor League games and the NCAA basketball and baseball contracts, provide that the agreements will be subject to termination upon a change of control of Rawlings, as defined in the agreements, unless the change of control is approved by the Major League Baseball Properties, Inc., the Minor Leagues or the NCAA.

Manufacturing, Product Procurement and Raw Materials

         Products manufactured in Rawlings' five plants constituted approximately 24% of its net revenues in the year ended August 31, 2001 and the balance was derived from the sale of products manufactured by third-parties in Asia, Latin America and the United States, and from licensing fees. The third-party sourced products are manufactured according to the Company's specifications. Five third-party manufacturers account for approximately 65% of the Company's raw material and finished goods purchases. The Company seeks to establish and build close working relationships with its third-party manufacturers that emphasize service, quality, reliability, loyalty and commitment. The Company continually monitors its sourced products to ensure they meet the Company's quality standards. The Company's arrangements with its non U.S. suppliers are subject to the risks of doing business abroad. The Company believes that the loss of any one of its non U.S. manufacturers while causing temporary difficulties would not have a material adverse effect on the Company's business and results of operations because other manufacturers are available to fulfill the Company's requirements.

         Rawlings operates five manufacturing facilities in the United States and Costa Rica where it makes baseballs, apparel, baseball gloves, injection molded batter's helmets and wood baseball bats, tans leather and performs other miscellaneous value added processes. In 2001, Rawlings continued its policy of outsourcing items where internal manufacturing does not provide a competitive advantage such as stock team apparel. In the fourth quarter of fiscal 2001 the Company began relocating the manufacturing operations performed at Ava, Missouri to the new location in Washington, Missouri. The relocation was completed in the first quarter of fiscal 2002. After the relocation the only operation to remain in Ava will be the repair of baseball gloves.

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

Trademarks and Patents

         The Rawlings(R) brand name and logo and the red "R"(R) logo as well as a number of product trademarks, including Finest in the Field(R), Rawlings Gold Glove Award(R), The Mark of a Pro(R), and ProPreferred(R) are protected trademarks in various countries. As of August 31, 2001, Rawlings held 36 U.S. and 8 non U.S. patents, and had 6 non U.S. patent applications pending. Although Rawlings believes that collectively its patents are important to its business, the loss of any one patent would not have a material adverse effect on the Company's business and results of operations.

Competition

         Rawlings competes with numerous national and international companies which manufacture and distribute broad lines of sporting goods and related equipment and sports clothing as well as numerous manufacturers and suppliers of a limited variety of such products. Certain of the Company's competitors offer sports equipment not sold by the Company. Some of the Company's competitors are larger and have substantially greater financial and other resources than Rawlings. The Company's principal competitors include Wilson Sporting Goods Company (a wholly owned subsidiary of Amer Group Ltd.), Diamond Baseball Company, Nike and Mizuno Company Limited in the baseball product line; Wilson Sporting Goods Company, Spalding and Riddell Sports Inc. in the basketball and football lines; and Russell Corporation, Majestic and Wilson Sporting Goods Company in the apparel line. While Rawlings is one of the leading manufacturers and distributors of team sports equipment in North America, competition in the sporting goods industry is intense and is based upon quality, price, product features and brand recognition. In addition, the competitive barriers to entry into the sporting goods industry in general are not significant.

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

         Pre-season orders for certain baseball-related products from certain customers are not required to be paid until early spring. These extended terms increase the risk of collectibility of accounts receivable. An increasing number of customers are on automatic replenishment systems; therefore, more orders are received on a ship-at-once basis. This change has resulted in shipments to the customer closer to the time the products are actually sold. This trend has and may continue to have the effect of shifting the seasonality and quarterly results of the Company with higher inventory and debt levels required to meet orders for immediate delivery. To offset these risks, the Company implemented for the Spring 2000 season a Port of Entry (POE) program to encourage retailers to place and receive early orders, as well as other changes in credit terms to reduce risk and debt levels.

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

Employees

         As of August 31, 2001, Rawlings employed approximately 1,059 people on a full-time basis, of whom 567 were based in the United States, 489 in Costa Rica and 3 in Canada. Of the total number of employees, approximately 897 were engaged in manufacturing and distribution, 119 were engaged in marketing and sales and 43 were engaged in administration. Approximately 178 of Rawlings' domestic employees are represented by the Union of Needletrades of Industrial Textile Employees, AFL-CIO-CLC or the Local 682 of the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America, under collective bargaining agreements which expire in November 2002 and February 2003, respectively. Both of these agreements automatically renew themselves for a period of twelve months from year to year thereafter, unless modified or terminated by written notice at least sixty days prior to any subsequent anniversary date. Rawlings believes that relations with its employees are good and that the collective bargaining agreements will be extended without material changes from the current contract.

         In addition, as of August 31, 2001 approximately 155 people are engaged in manufacturing and distribution at the Company's Washington, Missouri location under an employee lease agreement.

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

         Dependence on Baseball. Sales of baseball-related products constituted approximately 61% of the total net revenues of Rawlings in the year ended August 31, 2001. Adverse publicity or news coverage regarding professional or amateur baseball, strikes or other stoppages in play by athletes or umpires could create fan disaffection that could have a material adverse effect on the Company's sales. The current contract between Major League Baseball and its players expired after the 2001 season. A strike or lockout prior to the 2002 season and/or adverse publicity is possible. Similarly, poor weather conditions during the spring baseball retail selling season could have a material adverse effect on the Company's sales.

         Dependence on Foreign Manufacturing. The Company's dependence on foreign manufacturing is described above under "Manufacturing, Product Procurement and Raw Materials" and is subject to the risks of doing business abroad, such as changes in import duties, trade restrictions, work stoppages, labor laws, political instability, shipping delays due to increased security, foreign currency fluctuations and other factors which could have a material adverse effect on the Company's business and results of operations.

         Seasonality. Customers generally place orders with the Company for baseball-related products beginning in August for shipment beginning in November (pre-season orders). However, a large part of the Company's orders arrive after January as ship-at-once orders against a retailer's forecast or as fill-in orders. Because the Company's sales of baseball-related products exceed those of its other products, Rawlings' business is seasonal, with its highest net revenues and profitability recognized between November 1 and April 30. This seasonality requires working capital and expense investments before revenues are certain. Inaccurate forecasting could inflate working capital, depress profitability and increase debt.

         Reliance on Certain Customers. Sales to the ten largest customers of Rawlings constituted approximately 41% of the total net revenues of Rawlings in the year ended August 31, 2001, including one customer, Wal-Mart, which accounted for approximately 17% of 2001 net revenues. Although the Company has long-established relationships with many of its customers, the Company does not have long-term supply contracts with them. A decrease in business from any of its major customers could have a material adverse effect on the Company's results of operations and financial condition.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

        NAME                          AGE                                              POSITION
----------------------------------    --------    -------------------------------------------------------------------
Stephen M. O'Hara                     46          Chairman of the Board and Chief Executive Officer
Howard B. Keene                       59          President
Stan W. Morrison                      50          Executive Vice President, Marketing
Ted C. Sizemore                       56          Senior Vice President, Worldwide Baseball Affairs
William F. Lacey                      44          Vice President and Chief Financial Officer
J. Michael Thompson                   44          Vice President, Sales


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

         Howard B. Keene has served as President since October 1997. From November 1992 to October 1997 Mr. Keene held a variety of positions with Rawlings. From February 1990 to November 1992, Mr. Keene served as International Purchasing Consultant for all divisions of Figgie International, Inc. He was President of Rawlings from 1987 to February 1990. From 1973 to 1987, Mr. Keene held various positions at Rawlings, primarily in product procurement. Mr. Keene has an undergraduate degree from Southern Illinois University.

         Stan W. Morrison has served as Executive Vice President, Marketing of Rawlings since September 2001 having re-joined Rawlings as Vice President of Sales and Marketing in September of 1998. From 1993 to 1998, Mr. Morrison served as President of Legends Athletic, a $22 million sports apparel company. From 1985 to 1993, Mr. Morrison served as Senior Vice President of Sales and Marketing for Swingster, a $180 million sports apparel company. Prior to 1985, Mr. Morrison held various sales and marketing positions at Rawlings. Mr. Morrison has an undergraduate degree from the University of Missouri.

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

         William F. Lacey has served as Vice President and Chief Financial Officer since December 2000. From December 1998 until joining the Company, Mr. Lacey served as Vice President and Chief Financial Officer of Collins Signs, Inc., a corporate identification company. From September 1997 until December 1998 Mr. Lacey served as Chief Financial Officer of Paklite Corporation, a manufacturer of packaging and custom foam products. From October 1984 until September 1997 Mr. Lacey held various positions, ultimately Chief Financial Officer of DP Fitness, Inc. (aka Diversified Products Corporation) a manufacturer of home fitness products. Mr. Lacey has an undergraduate degree from the University of Alabama.

         J. Michael Thompson has served as Vice President, Sales of Rawlings since July 1994. Mr. Thompson joined Rawlings in 1984 as a sales representative and was promoted in 1989 to western regional sales manager. Mr. Thompson has an undergraduate degree from the University of Southern Colorado.

ITEM 2.  PROPERTIES

         The following table sets forth certain information as of August 31, 2001 relating to Rawlings' principal properties:

                                                                                               Approximate          Owned or
            Location                                  Purpose/Products                        Size (sq. ft.)         Leased
 --------------------------------    ----------------------------------------------------    -----------------    -------------
 Washington, Missouri                Warehouse/distribution center, manufacturing of             432,000             Leased
                                     injection molded batter's helmets, as well as ball
                                     inflation and customization
 Ava, Missouri                       Manufacturing of baseball gloves and injection               90,000             Leased
 (two adjoining facilities)          molded batter's helmets, as well as ball inflation           60,000             Leased
                                     and customization in process of being relocated to
                                     Washington, Missouri at August 31,  2001
 Dolgeville, New York                Manufacturing of wood baseball bats                          80,500             Owned
 (three properties)
 Licking, Missouri                   Manufacturing of apparel                                     55,400             Owned
 (two facilities)                                                                                 55,000             Leased
 Tullahoma, Tennessee                Leather Tanning                                              69,000             Owned
 Turrialba, Costa Rica               Manufacturing of baseballs                                   54,000             Owned
 Fenton, Missouri                    Corporate headquarters                                       26,100             Leased
 Brantford,                          Warehouse/ Canadian distribution center and sales            20,000             Leased
 Ontario, Canada                     office
 Ava, Missouri                       Baseball glove repair                                         1,450             Leased

         In addition, Rawlings leases 6,615 square feet for an outlet store in Reading, Pennsylvania. Rawlings also leases space for four regional sales offices.

ITEM 3.  LEGAL PROCEEDINGS.

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

         The Company intends to vigorously defend all product liability matters and patent claims. The Company believes that these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flow.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

STOCK EXCHANGE LISTING

         Rawlings' common stock is quoted on the Nasdaq National Market System under the symbol RAWL. As of August 31, 2001, there were 655 shareholders of record.

      Common Stock            High           Low           Close
------------------------------------------------------------------
2001       4th Qtr.         $    5.25    $    4.05    $    4.20
           3rd Qtr               5.30         3.938        5.25
           2nd Qtr               6.188        3.813        4.50
           1st Qtr               6.50         4.813        5.563

2000       4th Qtr.          $   7.00    $    5.313   $    6.063
           3rd Qtr               6.844        4.50         5.875
           2nd Qtr               9.00         5.25         6.00
           1st Qtr              10.375        7.625        7.625

         In November 1997 the Company issued warrants to purchase 925,804 shares of common stock at $12.00 per share to Bull Run Corporation for $3.07 per warrant. These warrants will expire in November 2001.

         The Company has paid no dividends. The Company's existing amended and restated credit agreement has certain requirements including a restriction on the Company's ability to pay cash dividends.

ITEM 6. SELECTED FINANCIAL DATA.

FIVE-YEAR FINANCIAL HIGHLIGHTS

The following table sets forth selected historical consolidated financial data for the business conducted by Rawlings Sporting Goods Company, Inc. (Rawlings or the Company) for the five fiscal years ended August 31, 2001.

 (Amounts in thousands, except per share data)                                Years Ended August 31,
                                                      -----------------------------------------------------------------------
                                                           2001           2000           1999          1998          1997
                                                      -----------------------------------------------------------------------
INCOME STATEMENT DATA :
Net revenues                                             $174,528       $173,903        $159,765     $164,393       $149,562

Operating income                                            6,853          8,096           2,151       10,714         12,003
Income (loss) from continuing operations
     before extraordinary item                              1,757          1,281         (2,482)        4,151          5,470
Net income (loss)                                           1,757        (13,005)        (3,361)        3,660          5,470
Income (loss) per common share, basic and diluted:
     Continuing operations                                   0.22           0.16          (0.32)         0.53           0.71
     Net income (loss)                                       0.22          (1.64)         (0.43)         0.47           0.71


BALANCE SHEET DATA:
Total assets                                             $  98,541      $108,725       $120,675      $131,838       $101,264
Total debt, including current maturities                    38,926        45,582         51,148        57,109         32,673


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations may constitute "forward-looking statements." These statements are not guarantees of future financial condition, performance or operations and involve certain risks and uncertainties that are difficult to quantify or, in some cases, to identify. A description of the important factors that could cause the Company's future results to differ materially from past results is set forth in Item 1, above.

As explained in Note 1 to the financial statements, in fiscal 2001 the Company adopted EITF 00-10, which states that amounts invoiced for shipping costs be included in net revenues and the costs of shipping be included in cost of goods sold. Additionally the Company adopted EITF 00-25, which states that co-op advertising be recorded as a sales contra compared to the previous inclusion in selling, general and administrative expenses. Accordingly, all amounts discussed in Management's Discussion and Analysis for all periods reflect those changes in accounting policy.

YEAR ENDED AUGUST 31, 2001 COMPARED TO THE YEAR ENDED AUGUST 31, 2000

RESULTS OF OPERATIONS

Net revenues for the year ended August 31, 2001 (2001) of $174,528,000 were $625,000, or 0.4% higher than the year ended August 31, 2000 (2000). The increase in net revenues was primarily the result of higher sales of apparel, footballs, and baseballs offset by lower sales of baseball gloves and reduced licensing revenue.

Gross margin in 2001 was 27.2% down 1.6 points from the prior year. The decrease reflects lower margins on baseballs and baseball gloves and the reduced licensing revenues.

Selling, general and administrative (SG&A) expenses decreased $173,000 in 2001. SG&A expenses as a percent of sales in 2001 were 23.1% compared to 23.3% in 2000. Lower depreciation, sales commissions and expenses related to sales meetings offset by increases in advertising and promotion and endorsement contracts were primarily responsible for the net decrease.

In connection with the relocation of distribution facilities to a new single location in Washington, Missouri, the Springfield, Missouri distribution center was sold in September 2000. The move to Washington was completed in the fourth quarter of fiscal 2001. Transition and facility clean up costs incurred during the move to Washington of $1,527,000, offset by the gain on the sale of Springfield of $1,115,000, have been included as unusual items in the Consolidated Statement of Income in fiscal 2001.

Interest expense of $4,510,000 in 2001 was $1,554,000 or 25.6% lower than the prior year. Lower debt levels partially due to debt repayments resulting from the proceeds from the sale of the Springfield distribution center and from the sale of the discontinued operation along with lower rates accounted for the reduction in interest expense.

The effective tax rate for 2001 was 25% which is lower than the statutory rate of 35% because foreign income which has lower tax rates represented a higher percent of income and there was a decrease in the Company's valuation allowance.

Income from continuing operations increased $476,000, or 37.2% to $1,757,000 continuing the improvement trend which began in 2000.

The sale of the Vic hockey business was completed during the third quarter of fiscal 2001 under substantially the same terms as originally provided in 2000.

Inflationary pressure did not have a significant impact on the Company's results of operations or financial position during the three-year period ended August 31, 2001.

YEAR ENDED AUGUST 31, 2000 COMPARED TO THE YEAR ENDED AUGUST 31, 1999

RESULTS OF OPERATIONS

Net revenues increased $14,138,000 to $173,903,000 during 2000. The 8.8% growth over the year ended August 31, 1999 (1999) was fueled by strong consumer demand for baseball products. Specifically, Rawlings' sales of baseball gloves increased $6.3 million and the pro and memorabilia baseballs sold at major league events increased $2.5 million. Net revenues also benefited from the new Major League team uniform contract which generated an additional $1.5 million in sales. Basketball sales to large national accounts increased $2 million. These net revenue increases were partially offset by fewer outlet store sales as the Company closed certain under performing stores.

The gross margin rate increased 2.2 points to 28.8% during 2000. This was primarily the result of large unusual write downs taken in 1999 for the slow pitch softball aluminum bat voluntary recall of $1.6 million and the $1 million write-down of the radar speed sensing baseball inventory to net realizable value.

SG&A expenses increased $94,000 during 2000. SG&A expenses as a percent of sales in 2000 were 23.3%, excluding the early retirement program and strategic review costs, compared to 25.3% in 1999. The Company's increased efficiency is the result of the cost reduction plans initiated at the beginning of 2000, including the voluntary retirement program completed in the first quarter of 2000 that eliminated $800,000 in annual salaries. The charge for the early retirement program was recorded as an unusual item in the income statement and amounted to $759,000. Strategic review initiatives were also completed in the first half of 2000 and totaled $738,000.

Interest costs increased $1,155,000 during 2000 to $6,064,000. This increase was due to a higher interest rate environment and the higher borrowing rate on the new credit facility. The weighted average borrowing rate increased 325 basis points to 10.7% during 2000. The rate increase was partially offset by working capital reduction programs that lowered average borrowings to $55,000,000 throughout 2000, down $10,000,000 from the 1999 average borrowing balance.

The effective tax rate for 2000 was 37% which is higher than the statutory rate of 35% because of state taxes that are partially offset by lower tax rates on foreign income.

Income from continuing operations increased $3,763,000 to $1,281,000 during 2000. Excluding the unusual items net income after tax was $2,224,000 in 2000.

During the third quarter the Company made a strategic decision to seek a buyer for its hockey business and recorded a charge in connection with the accounting for the hockey business as a discontinued segment. The total net loss on hockey operations was $13,640,000 after taxes and included operating losses of $2,314,000 and a provision of $1,500,000 for operating losses during the phase-out period. The Company continued to operate the hockey business during the sale process. In connection with the December 1999 credit agreement Rawlings wrote-off the old deferred debt issuance costs as an extraordinary item that totaled $646,000 after tax.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are cash provided by operating activities and the credit agreement negotiated with a financing company in December 1999 as amended, which is more fully described in Note 8 to the financial statements. The agreement provides for borrowings based on a percentage of qualified receivables and inventory coupled with seasonal advances during the Company's peak selling period in addition to term loans. The Company's primary use of cash is to fund its working capital needs, capital expenditures and debt service requirements. The Company's working capital requirements are seasonal with higher investments in working capital generally required in the period that begins in September and ends in April of the succeeding year. The change in the timing of orders and shipments to retailers closer to when the products are actually sold to the retailers' customers may increase the amount of working capital required by the Company and may increase required levels of financing. Detailed information on the Company's cash flows is presented in the consolidated statements of cash flows.

The Company believes its cash position and current credit facility are adequate to provide for its operations.

YEAR ENDED AUGUST 31, 2001

Combined operating activities of continued and discontinued operations provided $3,300,000 of cash during 2001. The cash provided from operations was $3,408,000 lower than 2000 primarily due to decreases in accounts payable and accrued liabilities offset by cash generated by lower inventory levels. Net cash provided by investing activities totaled $2,499,000 which included proceeds from the sale of the Springfield distribution center of $2,376,000 and proceeds from the sale of the discontinued operations of $1,474,000. Capital expenditures were $1,351,000 in 2001 compared to $938,000 in 2000. The increase in capital expenditures was primarily related to equipment at the new Washington distribution center. The Company used $6,302,000 in financing activities primarily to reduce its debt outstanding.

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

NEW ACCOUNTING PRONOUNCEMENTS

In compliance with EITF 00-10 issued by the Emerging Issues Task Force, amounts billed to customers for shipping and handling are now reported as a component of net revenue in the statement of income and the shipping costs are included in cost of goods sold. Historically, the Company had recorded the amount billed as an offset to the costs incurred and recorded the net amount in selling, general and administrative expenses. Additionally under EITF 00-25, amounts accrued for co-op advertising previously included in selling, general and administrative expense are now recorded as contra sales in computing net revenues. The Company reflected the needed adjustments in the statements of income in the fourth quarter of 2001 in accordance with the pronouncements and restated all previously reported quarterly and prior year data to conform with the new presentation. There was no impact to the Company's net income (loss) as a result of the adoption of these new pronouncements.

The Financial Accounting Standards Board has issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination.

The Financial Accounting Standards Board has issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under the new standard, entities will no longer be required or permitted to amortize goodwill reflected on the balance sheet. However, entities will be required to evaluate goodwill reflected on the balance sheet to determine whether the goodwill is impaired under the guidelines of the standard. If an entity determines that the goodwill is impaired, it will be required to write-off all or a portion of the goodwill. Adoption of SFAS No. 142 in fiscal 2002 is not expected to impact our consolidated financial position.

The Financial Accounting Standards Board has issued SFAS No. 143, "Asset Retirement Obligations." The new standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset.
Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. Adoption of SFAS No. 143 is not expected to impact our consolidated financial position. The Company will adopt SFAS No. 143 in fiscal 2003.

The Financial Accounting Standards Board has issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The new standard replaces FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The primary objectives of this statement were to develop one accounting model, based on the framework established in Statement 121, for long-lived assets to be disposed of by sale and to address significant implementation issues. Statement 144 requires that all long-lived assets, including discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The standard is effective for fiscal years beginning after December 15, 2001. Adoption of SFAS No. 144 is not expected to impact our consolidated financial position. The Company will adopt SFAS No. 144 in fiscal 2003.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE AND FOREIGN CURRENCY MANAGEMENT ACTIVITIES

As of August 31, 2001 the Company did not have any outstanding interest rate swaps or foreign currency contracts. Due to the relative size of the Company's foreign operations, the Company believes it does not have any material exposure to foreign currency fluctuations.

The Company has minimal market risk exposure related to interest rates. The Company is exposed to market risks related to fluctuations in interest rates for its variable rate borrowings of $38,861,000 as of August 31, 2001. A change in interest rates of 1% on the balance outstanding at

August 31, 2001 would cause a change in total annual pre-tax earnings and cash flows of $389,000 assuming other factors are held constant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE STOCKHOLDERS OF RAWLINGS SPORTING GOODS COMPANY, INC.:

We have audited the accompanying consolidated balance sheets of Rawlings Sporting Goods Company, Inc. (a Delaware corporation) and subsidiaries (the Company) as of August 31, 2001 and 2000 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended August 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rawlings Sporting Goods Company, Inc. and subsidiaries as of August 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2001, in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP
St. Louis, Missouri
October 25, 2001

             RAWLINGS SPORTING GOODS COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)


                                                                                                    August 31,
                                                                                          -------------------------------
                                                                                               2001            2000
                                                                                          -------------------------------
Assets
Current assets:
   Cash and cash equivalents                                                                $     921      $    1,424
   Accounts receivable, net of allowance of $2,871 and $2,561, respectively                    27,750          28,246
   Inventories                                                                                 33,379          38,100
   Deferred income taxes                                                                        4,277           6,079
   Prepaid expenses                                                                               606             819
   Net assets of discontinued segment                                                               -           2,624
                                                                                          -------------------------------
         Total current assets                                                                  66,933          77,292
Property, plant and equipment                                                                   7,271           8,873
Deferred income taxes                                                                          22,367          20,802
Other assets                                                                                    1,970           1,211
Noncurrent assets of discontinued segment                                                           -             547
                                                                                          -------------------------------
         Total assets                                                                         $98,541        $108,725
                                                                                          ===============================

Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term debt and revolving credit agreement                          $ 34,684        $ 37,178
   Accounts payable                                                                            10,178          13,804
   Accrued liabilities                                                                          8,740          10,729
                                                                                          -------------------------------
         Total current liabilities                                                             53,602          61,711
Long-term debt, less current maturities                                                         4,242           8,404
Other long-term liabilities                                                                     9,291           9,291
                                                                                          -------------------------------
         Total liabilities                                                                     67,135          79,406
                                                                                          -------------------------------
Stockholders' equity:
   Preferred stock, none issued                                                                     -               -
   Common stock, $.01 par value, 50,000,000 shares authorized, 8,011,145 and
      7,946,338 shares issued and outstanding, respectively                                        80              79
   Additional paid-in capital                                                                  31,151          30,798
   Stock subscription receivable                                                               (1,421)         (1,421)
   Accumulated other comprehensive loss                                                        (1,492)         (1,468)
   Retained earnings                                                                            3,088           1,331
                                                                                          -------------------------------
         Stockholders' equity                                                                  31,406          29,319
                                                                                          -------------------------------
         Total liabilities and stockholders' equity                                           $98,541        $108,725
                                                                                          ===============================


 The accompanying notes are an integral part of these consolidated balance sheets.

             RAWLINGS SPORTING GOODS COMPANY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in thousands, except per share data)


                                                                                         Years Ended August 31,
                                                                            --------------------------------------------------
                                                                                   2001              2000           1999
                                                                            --------------------------------------------------

Net revenues                                                                     $  174,528       $173,903        $159,765
Cost of goods sold                                                                  126,996        123,870         117,268
                                                                            --------------------------------------------------
   Gross profit                                                                      47,532         50,033          42,497
Selling, general and administrative expenses                                         40,267         40,440          40,346
Unusual items                                                                           412          1,497               -
                                                                            --------------------------------------------------
   Operating income                                                                   6,853          8,096           2,151
Interest expense                                                                      4,510          6,064           4,909
                                                                             --------------------------------------------------
   Income (loss) from continuing operations before income taxes                       2,343          2,032          (2,758)
Provision (benefit) for income taxes                                                    586            751            (276)
                                                                             --------------------------------------------------
   Income (loss) from continuing operations before extraordinary item                 1,757          1,281          (2,482)
Discontinued operations:
   Loss from operations of discontinued segment, net of tax                               -         (2,314)           (879)
   Loss on disposal of discontinued segment, net of tax                                   -        (11,326)              -
                                                                            --------------------------------------------------
Income (loss) before extraordinary item                                               1,757        (12,359)         (3,361)
Extraordinary item, net of tax                                                            -           (646)              -
                                                                            --------------------------------------------------
Net income (loss)                                                                $    1,757       $(13,005)       $ (3,361)
                                                                            ==================================================

Income (loss) per common share, basic and diluted:
   Continuing operations                                                         $     0.22       $   0.16        $  (0.32)
   Discontinued segment                                                                   -          (1.72)          (0.11)
   Extraordinary item                                                                     -          (0.08)              -
                                                                            --------------------------------------------------
   Net income (loss)                                                             $     0.22       $  (1.64)       $  (0.43)
                                                                            ==================================================
Shares used in computing per share amounts:
   Basic                                                                              8,025          7,948           7,853
   Assumed exercise of stock options                                                      1              4              21
                                                                            --------------------------------------------------
   Diluted                                                                            8,026          7,952           7,874
                                                                            ==================================================


The accompanying notes are an integral part of these consolidated statements.

             RAWLINGS SPORTING GOODS COMPANY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (Amounts in thousands, except share data)


                                                                         Accumulated
                             Common Stock       Additional    Stock         Other                     Total
                         ----------------------  Paid-in   Subscription Comprehensive   Retained   Stockholders'     Comprehensive
                           Shares     Amount     Capital    Receivable   Income (Loss)  Earnings      Equity         Income (Loss)
                         ----------- ---------- ---------- ------------ -------------- ---------- --------------    ---------------
Balance,
   August 31, 1998        7,794,483       $78    $29,479    $(1,421)     $(1,581)        $17,697        $44,252

Net loss                          -         -          -          -            -          (3,361)        (3,361)      $ (3,361)
Issuance of
   common stock             103,225         1      1,003          -            -               -          1,004              -
Translation adjustments           -         -          -          -          182               -            182            182
                                                                                                                    ---------------
Comprehensive loss                                                                                                    $ (3,179)
                         ----------- ---------- ---------- ------------ -------------- ---------- --------------    ===============
Balance,
   August 31, 1999        7,897,708        79     30,482     (1,421)      (1,399)         14,336         42,077

Net loss                          -         -          -          -            -         (13,005)       (13,005)      $(13,005)
Issuance of
   common stock              48,630         -        316          -            -               -            316              -
Translation adjustments           -         -          -          -          (69)              -            (69)           (69)
                                                                                                                    ---------------
Comprehensive loss                -         -          -          -            -               -              -       $(13,074)
                         ----------- ---------- ---------- ------------ -------------- ---------- --------------    ===============
Balance,
   August 31, 2000        7,946,338        79     30,798     (1,421)      (1,468)          1,331         29,319

Net income                        -         -          -          -            -           1,757          1,757       $  1,757
Issuance of
   common stock              64,807         1        353          -            -               -            354              -
Translation adjustments           -         -          -          -          (24)              -            (24)           (24)
                                                                                                                    ---------------
Comprehensive income              -         -          -          -            -               -              -       $  1,733
                         ----------- ---------- ---------- ------------ -------------- ---------- --------------    ===============
Balance,
   August 31, 2001        8,011,145       $80    $31,151    $(1,421)     $(1,492)        $ 3,088        $31,406
                         =========== ========== ========== ============ ============== ========== ==============


The accompanying notes are an integral part of these consolidated statements.

             RAWLINGS SPORTING GOODS COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                                     Years Ended August 31,
                                                                  -------------------------------------------------------------
                                                                          2001                 2000                 1999
                                                                  -------------------- --------------------- ------------------
Cash flows from operating activities:
     Net income (loss)                                              $        1,757       $        (13,005)     $        (3,361)
     Add loss from discontinued segment                                          -                 13,640                  879
     Add extraordinary item                                                      -                    646                    -
                                                                  -------------------- --------------------- ------------------
     Income (loss) from continuing operations                                1,757                  1,281               (2,482)
     Adjustment to reconcile income (loss) from
       continuing operations to net cash provided by
       continuing operations:
           Depreciation and amortization                                     1,999                  2,690                2,087
           Gain on sale of Springfield distribution center                  (1,115)                     -                    -
     Changes in operating assets and liabilities:
           Accounts receivable                                                 496                 (1,327)               9,215
           Inventories                                                       4,721                 (2,880)               3,974
           Accounts payable                                                 (3,626)                 5,835                 (746)
           Other                                                            (2,009)                   (62)              (2,172)
                                                                  -------------------- --------------------- ------------------
     Net cash provided by continuing operations                              2,223                  5,537                9,876
     Net cash provided by (used in) discontinued segment                     1,077                  1,171               (2,807)
                                                                  -------------------- --------------------- ------------------
     Net cash provided by operating activities                               3,300                  6,708                7,069
                                                                  -------------------- --------------------- ------------------

Cash flows from investing activities:
     Capital expenditures of continuing operations                          (1,296)                  (862)              (1,723)
     Capital expenditures of discontinued segment                              (55)                   (76)                (209)
     Proceeds from sale of Springfield distribution center                   2,376                      -                    -
     Proceeds from sale of discontinued operations                           1,474                      -                    -
                                                                  -------------------- --------------------- ------------------
Net cash provided by (used in) investing activities                          2,499                   (938)              (1,932)
                                                                  -------------------- --------------------- ------------------

Cash flows from financing activities:
     Net decrease in revolving credit agreement                             (2,323)               (15,311)                   -
     Borrowings of long-term debt                                                -                 10,000               44,050
     Repayments of long-term debt                                           (4,333)                  (255)             (50,011)
     Issuance of common stock                                                  354                    316                1,004
                                                                  -------------------- --------------------- ------------------
Net cash used in financing activities                                       (6,302)                (5,250)              (4,957)
                                                                  -------------------- --------------------- ------------------

Net increase (decrease) in cash and cash equivalents                          (503)                   520                  180
Cash and cash equivalents, beginning of year                                 1,424                    904                  724
                                                                  -------------------- --------------------- ------------------
Cash and cash equivalents, end of year                              $          921       $          1,424      $           904
                                                                  ==================== ===================== ==================

Supplemental disclosures of cash flow information:
     Cash paid during the year for:
           Interest                                                 $        4,403       $          6,100      $         4,564
           Income taxes                                                        398                     86                  300

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

BUSINESS

Rawlings manufactures and distributes sports equipment and uniforms for team sports such as baseball, basketball and football predominately in the United States. Revenue is recorded when title and risk of loss passes to the customer which is typically when the product is shipped. Returns and sales allowances are included in net revenues.

INVENTORIES

Inventories are valued at the lower of cost or market with cost determined on a first-in, first-out method. Cost includes materials and conversion costs.

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

LONG-LIVED ASSETS

Long-lived assets, primarily property plant and equipment, are periodically reviewed for impairment by comparing the carrying value of the assets with the expected future undiscounted cash flows before consideration of income taxes. If an impairment has occurred on assets held for use, the loss is calculated as the difference between the carrying value and fair value. Long-lived assets that are to be disposed are recorded at the lower of carrying value or fair value less costs to sell.

INCOME TAXES

Income taxes are accounted for using a balance sheet approach known as the liability method. The liability method accounts for deferred income taxes by applying the statutory tax rates in effect at the date of the balance sheet to the differences between the book basis and the tax basis of the assets and liabilities.

TRANSLATION OF FOREIGN CURRENCIES

The assets and liabilities of foreign branches and subsidiaries are translated into U.S. dollars at current exchange rates and profit and loss accounts are translated at average annual exchange rates. Resulting translation gains and losses are included in accumulated other comprehensive income (loss), a separate component in Stockholders' Equity. Foreign exchange transaction income (loss) of $(26), $0 and $(10) were included in the results of operations for the fiscal years ended August 31, 2001, 2000 and 1999, respectively.

FINANCIAL INSTRUMENTS

The fair value of the Company's financial instruments approximates their carrying amounts. The Company's debt is primarily variable in nature and accordingly the fair value approximates the carrying value.

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

NEW ACCOUNTING PRONOUNCEMENTS

In compliance with EITF 00-10 issued by the Emerging Issues Task Force, amounts billed to customers for shipping and handling are now reported as a component of net revenue in the statement of income and the shipping costs are included in cost of goods sold. Historically, the Company had recorded the amount billed as an offset to the costs incurred and recorded the net amount in selling, general and administrative expenses. Additionally in compliance with EITF 00-25, amounts accrued for co-op advertising previously included in selling, general and administrative expense are now recorded as contra sales in computing net revenues. The Company reflected the needed adjustments in the statements of income in the fourth quarter of

2001 in accordance with the pronouncements and restated all previously reported quarterly and prior year data to conform with the new presentation. There was no impact to the Company's net income (loss) as a result of the adoption of these new pronouncements.

The Financial Accounting Standards Board has issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination.

The Financial Accounting Standards Board has issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under the new standard, entities will no longer be required or permitted to amortize goodwill reflected on the balance sheet. However, entities will be required to evaluate goodwill reflected on the balance sheet to determine whether the goodwill is impaired under the guidelines of the standard. If an entity determines that the goodwill is impaired, it will be required to write-off all or a portion of the goodwill. Adoption of SFAS No. 142 in fiscal 2002 is not expected to impact our consolidated financial position.

The Financial Accounting Standards Board has issued SFAS No. 143, "Asset Retirement Obligations." The new standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. Adoption of SFAS No. 143 is not expected to impact our consolidated financial position. The Company will adopt SFAS No. 143 in fiscal 2003.

The Financial Accounting Standards Board has issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The new standard replaces FASB Statement No. 121,"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The primary objectives of this statement were to develop one accounting model, based on the framework established in Statement 121, for long-lived assets to be disposed of by sale and to address significant implementation issues. Statement 144 requires that all long-lived assets, including discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The standard is effective for fiscal years beginning after December 15, 2001. Adoption of SFAS No. 144 is not expected to impact our consolidated financial position. The Company will adopt SFAS No. 144 in fiscal 2003.

NOTE 2.  DISCONTINUED SEGMENT

         On June 26, 2000 the Company made a strategic decision to seek a buyer for its Vic hockey business. Vic provides an extensive line of equipment for hockey teams including hockey sticks, hockey protective equipment and goalie protective equipment. The sale of the Vic hockey business was completed during the third quarter of fiscal 2001 under substantially the same terms as originally provided. Proceeds from the sale totaled $3,169 including cash of $1,474 at closing and $1,695 of 7% notes to be received through May 2004 which are included in Other Assets on the Consolidated Balance Sheet.

         Operating results for the hockey business are included in the Consolidated Statements of Income as net loss from discontinued segment through May 31, 2000. Operating results subsequent to May 31, 2000 are included in the provision for operating losses during the phase-out period that was recorded in the third quarter of fiscal 2000. Results for the discontinued segment are as follows:

                                                                       2001            2000                1999
                                                                 ---------------   -------------     ---------------
Net revenues                                                      $      2,664      $    8,383        $      8,184
                                                                 ===============   =============     ===============
Loss from operations of discontinued
     segment before incomes taxes                                 $          -      $   (2,744)       $     (1,392)
Benefit for income taxes                                                     -            (430)               (513)
                                                                 ---------------   -------------     ---------------
Net loss from operations of discontinued segment                  $          -      $   (2,314)       $       (879)
                                                                 ===============   =============     ===============

Loss on disposal of discontinued segment before
     income taxes                                                 $          -      $  (13,000)       $          -
Benefit for income taxes                                                     -          (1,674)                  -
                                                                 ---------------   -------------     ---------------
Net loss on disposal of discontinued segment                      $          -      $  (11,326)       $          -
                                                                 ===============   =============     ===============

The loss on disposal included the writedown of assets of the hockey business ($10,750) to estimated net realizable value, the provision for operating losses during the phaseout period of $1,500 and the estimated costs to dispose of this business of $750.

NOTE 3.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                                 2001            2000            1999
                                                            --------------- ---------------- --------------
Balance at beginning of year                                 $    2,561      $    2,242       $     1,751
Provision                                                         1,020           1,001             1,040
Charge-offs, net of recoveries                                     (710)           (682)             (549)
                                                            --------------- ---------------- --------------
Balance at end of year                                       $    2,871      $    2,561       $     2,242
                                                            =============== ================ ==============

NOTE 4.  INVENTORIES

Inventories consist of the following:

                                                          August 31,
                                                 ---------------------------
                                                      2001         2000
                                                 ------------- -------------
Raw materials                                     $    6,629    $   9,777
Work in process                                          531          900
Finished goods                                        26,219       27,423
                                                 ------------- -------------
Total inventories                                 $   33,379    $  38,100
                                                 ============= =============

NOTE 5.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                                          August 31,
                                                  --------------------------
                                                       2001       2000
                                                  ------------- ------------
Buildings and improvements                         $    4,121    $  5,724
Machinery and equipment                                18,559      18,297
Other                                                   2,747       2,932
                                                  ------------- ------------
Total property, plant and equipment                    25,427      26,953
Less - Accumulated depreciation                       (18,156)    (18,080)
                                                  ------------- ------------
Property, plant and equipment                      $    7,271    $  8,873
                                                  ============= ============

NOTE 6.  INCOME TAXES

The income tax provision (benefit) from continuing operations is as follows:

                                                             2001             2000             1999
                                                        ---------------- ---------------- ----------------
Current:
   Federal                                               $           -    $           -    $           -
   State                                                            59                -                -
   Foreign                                                         290              277              252
                                                        ---------------- ---------------- ----------------
       Total current                                               349              277              252
                                                        ---------------- ---------------- ----------------

Deferred:
   Federal                                                         736              437           (1,278)
   State and other                                                  39               37             (496)
   Valuation allowance                                            (538)               -            1,246
                                                        ---------------- ---------------- ----------------
       Total deferred                                              237              474             (528)
                                                        ---------------- ---------------- ----------------
       Total income tax provision (benefit)              $         586    $         751    $        (276)
                                                        ================ ================ ================

A reconciliation between the provision for income taxes computed at the federal statutory rate and the effective tax rate from continuing operations is as follows:

                                                              2001                     2000                    1999
                                                     ------------------------ ----------------------- ------------------------
                                                        Amount         %         Amount        %         Amount         %
                                                     ------------- ---------- ------------- --------- ------------- ----------
Expected provision (benefit) at the statutory rate     $  820         35.0        $711         35.0     $ (965)       (35.0)
State & other taxes, net of federal tax benefit            25          1.1          77          3.8       (117)        (4.2)
Foreign taxes and credits                                 286         12.2         (37)        (1.8)      (551)       (20.0)
Valuation allowance                                      (538)       (23.0)          -          -        1,246         45.2
Other                                                      (7)        (0.3)          -          -          111          4.0
                                                     ------------- ---------- ------------- --------- ------------- ----------
Total income tax provision (benefit)                   $  586         25.0        $751         37.0     $ (276)       (10.0)
                                                     ============= ========== ============= ========= ============= ==========

The significant components of deferred taxes which are included in the accompanying consolidated balance sheets are as follows:

                                                  2001                                  2000
                                    ----------------------------------    ---------------------------------
                                       Deferred          Deferred            Deferred         Deferred
                                      Tax Assets     Tax Liabilities        Tax Assets     Tax Liabilities
                                    ---------------- -----------------    ---------------- ----------------
Intangible assets                     $ 15,280         $      -             $  20,277        $       -
Loss carryforwards and credits          10,533                -                 5,924                -
Receivable reserve                       1,110                -                   851                -
Inventories                                624                -                 1,905                -
Other                                    2,683            1,071                 2,490            1,513
Valuation allowance                     (2,515)               -                (3,053)               -
                                    ---------------- -----------------    ---------------- ----------------
Total                                 $ 27,715         $  1,071             $  28,394        $   1,513
                                    ================ =================    ================ ================

The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred income tax asset will not be realizable. As of August 31, 2001, the Company has provided a valuation allowance of $2,515 related to a capital loss carry forward that expires in 2006 generated from the sale of the hockey business. The valuation allowance decreased (increased) by $538, ($1,807), and ($1,246) during 2001, 2000, and 1999, respectively. The valuation allowance provision of $1,807 recorded in 2000 was reflected through discontinued operations.

The Company's net operating loss carry-forward deferred tax asset of $8,018 as of August 31, 2001 expires from 2019 to 2021. Income taxes have not been provided on the undistributed income (approximately $7,723 as of August 31, 2001) for a foreign subsidiary, which the Company does not intend to be remitted to the U.S.

In July 1994, Figgie International, Inc. (the former parent, presently a subsidiary of Tyco International) transferred the net assets of the Rawlings business to the Company. The assets and liabilities transferred to Rawlings were recorded at the predecessor's cost for financial reporting purposes. For tax purposes, the transaction resulted in a step-up of the basis of the assets transferred determined by the fair value paid by the Company for the Rawlings business. The tax effected book versus tax difference related to the tax step-up is recorded as a deferred tax asset titled intangible assets in the above table as of August 31, 2001 and 2000. Under the terms of a tax sharing and separation agreement between the Company and the former parent, the Company is required to pay the former parent 43 percent of the tax benefits resulting from the step-up in the tax basis of the assets as the benefit of the step-up is realized. The amount of the obligation to pay the former parent that is not expected to be paid in the next year is recorded and titled as other long-term liabilities.

NOTE 7.  ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                                        August 31,
                                            ------------------------------------
                                                   2001              2000
                                            ------------------- ----------------
Salary, benefits and other taxes              $    3,893          $    4,846
Co-op advertising                                  1,549               1,490
Royalties                                          1,388               1,032
Other                                              1,910               3,361
                                            ------------------- ----------------
Accrued liabilities                           $    8,740          $   10,729
                                            =================== ================

NOTE 8.  DEBT

Debt consists of the following:

                                                                                               August 31,
                                                                                    ----------------------------------
                                                                                         2001              2000
                                                                                    ---------------- -----------------
Revolving credit agreement, average year-end interest rate of
   5.84% and 9.30%, respectively                                                         $  33,316        $  35,639
Term loan A, interest rate of 9.24%                                                           -               2,400
Term loan B, interest rate of 6.54% and 9.50%,
   respectively, due in monthly installments of $89 plus $231
   every May and the balance due on December 1, 2004                                         5,545            7,411
Other                                                                                           65              132
                                                                                    ---------------- -----------------
Total debt                                                                                  38,926           45,582

Less current portion                                                                       (34,684)         (37,178)
                                                                                    ---------------- -----------------
Total long-term debt                                                                     $   4,242        $   8,404
                                                                                    ================ =================

On December 28, 1999, the Company refinanced its credit facility by entering into a five-year credit agreement expiring December 1, 2004 with a financial institution. Actual availability is based on the Company's outstanding receivables and inventories. Total unused availability at August 31, 2001 was approximately $4,555. The facility also allows for a $3,000 seasonal advance from November through April. Borrowings under the agreement are based on an interest rate of LIBOR plus 2.25 percent. A commitment fee of 0.50 percent is charged on any unused portion of the facility.

On May 15, 2000 and on July 20, 2000 the Company and its lenders amended the credit agreement to convert $2,500 (term loan A) and $7,500 (term loan B), respectively, of the facility to term loans. The term loans provide for monthly installment payments and the aggregate outstanding principal balance of the term loans becomes due and payable in full on the termination date of the credit facility. The term loans bear interest at LIBOR plus 2.50 percent and LIBOR plus
2.75 percent, respectively. The revolving loan agreement limit was reduced to $65,000 as part of the July 20, 2000 amendment. Under the terms of the revised agreement 75% of any proceeds from the sale of assets are to be applied to the term loans with the balance to be applied to the outstanding revolver balance. Therefore 75% of the net proceeds from the sale of the Springfield distribution center and the sale of the discontinued operations were used to repay term loan A in total and to reduce term loan B during fiscal 2001.

The credit facility includes various covenants, including requirements that the Company achieve certain EBITDA levels as defined in the agreement, maintain a fixed charge ratio of 1.1 to 1 and limit capital expenditures and restrict the payment of dividends. EBITDA for the twelve months ended August 31, 2001 was $8,852, or $252 over the $8,600 minimum required for that period as prescribed in the October 2001 credit agreement amendment. The EBITDA requirement increases to $9,000 for each of the fiscal 2002 quarter-end compliance calculations that are based on a rolling four quarters of EBITDA.

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

The Company's principal debt maturities on its term and other long term debt for the four years subsequent to August 31, 2001 are $1,367, $1,302, $1,302 and $1,639, respectively.


NOTE 9.  UNUSUAL ITEMS

2001 UNUSUAL ITEMS

In connection with the relocation of distribution facilities to a new single location in Washington, Missouri, the Springfield, Missouri distribution center was sold in September 2000. The move to Washington was completed in the fourth quarter of fiscal 2001. Transition and facility clean up costs incurred during the move to Washington of $1,527, offset by the gain on the sale of Springfield of $1,115, have been included as unusual items in the Consolidated Statement of Income in fiscal 2001.

2000 UNUSUAL ITEMS

During the first quarter of 2000, the Company completed a voluntary early retirement program for certain of its employees. The cost of the program totaled approximately $759 and was substantially paid out as of August 31, 2000. The costs primarily related to severance and medical benefits. Additionally, during the first half of 2000, the Company completed a review of its strategic alternatives that cost approximately $738.



NOTE 10.  EMPLOYEE BENEFITS

COMPANY-SPONSORED DEFINED CONTRIBUTION PLANS

Substantially all U.S. salaried employees and certain U.S. hourly employees are covered by a defined contribution (Section 401(k)) plan that provides funding based on a percentage of compensation. The Company's contributions to the plan were $286, $303 and $323 in 2001, 2000 and 1999, respectively.

MULTI-EMPLOYER PENSION PLANS

Certain union employees participate in multi-employer defined benefit pension plans. Contributions to the plans were $38, $65 and $171 in 2001, 2000 and 1999, respectively.

NOTE 11.  STOCK OPTIONS

The 1994 Rawlings Long-Term Incentive Plan, as amended (the 1994 Incentive
Plan), provides for the issuance of up to 1,125,000 shares of Rawlings common stock upon the exercise of stock options and stock appreciation rights, and as restricted stock, deferred stock, stock granted as a bonus or in lieu of other awards and other equity-based awards. The 1994 Non-Employee Directors Stock Plan (the 1994 Directors Stock Plan), as amended, provides for the issuance of up to 250,000 shares of Rawlings common stock to non-employee directors upon the exercise of stock options or in lieu of director's fees. The 2000 Non-Employee Directors Stock Plan (the 2000 Directors Stock Plan) provides for the issuance of up to 25,000 shares of Rawlings common stock to non-employee directors upon exercise of stock options or in lieu of directors' fees. The Employment Agreement by and between Rawlings and Stephen M. O'Hara, Chief Executive Officer (the Employment Agreement), provides for the issuance of up to 450,000 shares of Rawlings common stock upon exercise of stock options.

Stock options granted under the 1994 Incentive Plan, the 1994 Directors Stock Plan and the 2000 Directors Stock Plan have exercise prices equal to the market price on the date of grant, vest over three to four years from the date of grant and, once vested, are generally exercisable over ten years following the date of grant.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 2001, 2000 and 1999 consistent with the provisions of this statement, the Company's net income and net income per share would have been as follows:

Pro forma                                    2001            2000         1999
-------------------------------------- ---------------- -------------- ------------
Net income (loss)                                $ 938      $(13,472)     $(4,542)
Net income (loss) per share                      $0.12      $  (1.70)     $ (0.58)


For purposes of the pro forma disclosure, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                       2001        2000        1999
                                                                 ----------- ----------- -----------
       Assumptions:
          Volatility                                                    56%         46%         43%
           Risk-free interest rate
                                                                       5.4%        6.3%        4.8%
           Dividend yield                                                 -           -           -
           Expected life of options (years)                               7           7           6

       Weighted average grant date fair value of options:
                                                                      $3.51       $3.82       $4.77

The following table summarizes the stock option transactions pursuant to the Company's stock incentive and stock option plans for the three-year period ended August 31, 2001:

                                                                                   Weighted Average
                                                                    Shares           Exercise Price
                                                                    (000s)                Per Share
                                                                 -----------------------------------
OPTIONS OUTSTANDING AT AUGUST 31, 1998                                  611              $    11.33

Granted                                                                 413                   10.90
Exercised                                                               (71)                   9.37
Forfeited                                                               (86)                  12.37
                                                                 -----------
OPTIONS OUTSTANDING AT AUGUST 31, 1999                                  867                   11.18

Granted                                                                 197                    6.10
Exercised                                                                 -                       -
Forfeited                                                               (63)                   9.08
                                                                 -----------
OPTIONS OUTSTANDING AT AUGUST 31, 2000                                1,001                   10.31

Granted                                                                 370                    4.89
Exercised                                                                 -                       -
Forfeited                                                               (73)                   8.91
                                                                 -----------
OPTIONS OUTSTANDING AT AUGUST 31, 2001                                1,298              $     8.85
                                                                 ===================================

Exercisable options at August 31, 2001                                  787              $    10.05
                                                                 ===================================

Options available for grant at August 31, 2001                          436
                                                                 ===========


The following table summarizes information about stock options outstanding at August 31, 2001:

                                                Options Outstanding                          Options Exercisable
                                   ------------------------------------------------    --------------------------------
                                                           Weighted
                                             Number         Average       Weighted               Number       Weighted
                                        Outstanding       Remaining        Average       Exercisable at        Average
                                         at 8/31/01     Contractual       Exercise              8/31/01       Exercise
                                             (000s)    Life (Years)          Price               (000s)          Price
                                   ----------------- --------------- --------------    ----------------- --------------
Range of exercise price
$4.18 to $10.00                                 823            8.16         $ 6.70                  417          $8.04
$10.01 to $14.00                                475            5.88          12.56                  370          12.31
                                   -----------------                                   -----------------
   Total                                      1,298            7.33         $ 8.85                  787         $10.05
                                   ================= =============== ==============    ================= ==============

NOTE 12.  WARRANTS

In November 1997, the Company issued warrants to purchase 925,804 shares of common stock at $12.00 per share to Bull Run Corporation for $3.07 per warrant. These warrants will expire unexercisable on November 21, 2001 and accordingly, these warrants are not included in the Company's earnings per share calculation. One half of the purchase price of the warrants was paid in cash with the other half payable with interest at 7 percent at the time of exercise or expiration of the warrants. The receivable for the unpaid portion of the warrants is classified as a stock subscription receivable in the accompanying balance sheet.

NOTE 13.  RELATED PARTY TRANSACTIONS

During 2001, 2000 and 1999, the Company sold approximately $442, $355 and $285, respectively, of products to a professional baseball club in which two of the Company's directors are part owners and one of which is the secretary and treasurer. Additionally, the Company purchased goods and services of $110, $71, and $39 during 2001, 2000, and 1999, respectively, from the club. The Company believes that the terms and prices for the sales and purchases of these products are no less favorable than those obtained from unaffiliated parties.

During the fiscal years ended August 31, 2001, 2000 and 1999, the Company purchased approximately $33, $140 and $442, respectively, of catalogs, promotional items and web services from a company in which one of the Company's directors is the Chief Executive Officer. The Company believes that the terms and prices for these purchases are no less favorable than those obtained from unaffiliated parties.

NOTE 14.  COMMITMENTS AND CONTINGENCIES

The Company operates certain facilities and equipment under operating lease agreements. The lease expense was $2,845, $2,144, and $1,873 for years 2001, 2000 and 1999, respectively.

Future minimum payments under noncancelable leases, royalty and licensing agreements as of August 31, 2001 are as follows:

                                                                             Royalty and
                                                  Operating                   Licensing
                                                   Leases                    Agreements
                                           ------------------------    ------------------------
Fiscal 2002                                   $      2,142                  $    4,633
Fiscal 2003                                          1,938                       1,381
Fiscal 2004                                          1,444                         914
Fiscal 2005                                          1,260                         100
Fiscal 2006                                          1,262                           -
Thereafter                                           6,330                         225
                                           ------------------------    ------------------------
Total minimum lease payments                  $     14,376                  $    7,253
                                           ========================    ========================

The Company has conducted environmental investigation and remediation activities at its Dolgeville, New York facility (the "Site") with respect to the release of wood pitch into surrounding soil and surface water. In November 1997, the Company entered into a Voluntary Agreement with the New York State Department of Environmental Conservation (the "NYSDEC") to conduct certain environmental remediation activities related to the presence of wood pitch in the soils at the Site. The wood pitch was generated as a result of the operation, before Rawlings' ownership of the Site, of a retort facility by a third party unrelated to Rawlings.

During October 2000, the Company completed the excavation and removal of the wood pitch. Based on reports from legal counsel and environmental engineers, NYSDEC has accepted the final technical report memorializing the excavation and off-site disposal of the wood pitch impacted soil and the subsequent groundwater monitoring and no further remedial work on the Site is necessary. The Company does not anticipate incurring any future expense related to this item.

A roll-forward of the Company's environmental reserve is as follows:

                                     2001              2000             1999
                                 --------------    -------------    --------------
Beginning of year                 $    778          $    987         $   1,082
Payments                              (778)             (209)              (95)
                                 --------------    -------------    --------------
End of year                       $      -          $    778         $     987
                                 ==============    =============    ==============

In June 1998, the Company filed an action in the Northern District of New York against Trident Rowan Group, Inc. (Trident Rowan), which the Company believes is the successor to the entity which owned the wood pitch Site during the period in which the wood pitch contamination occurred. The Company believes that the case against Trident Rowan is strong and is seeking recovery of the clean up costs associated with the wood pitch at the Site. However, due to the uncertainty associated with this matter, no receivable associated with a potential recovery has been recorded at this time and there can be no assurance that any amount will be recovered.

Rawlings is periodically subjected to product liability claims and other legal proceedings. In the opinion of management, the ultimate liabilities resulting from various pending legal proceedings will not have a material adverse effect on the financial condition or results of operations of the Company.

NOTE 15.  OPERATING SEGMENTS

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

                                  2001        2000        1999
                                ---------   ---------   ---------
Net revenues
     Sports equipment           $ 169,457   $ 168,340   $ 153,796
     Licensing                      5,071       5,563       5,969
                                ---------   ---------   ---------
Consolidated net revenues       $ 174,528   $ 173,903   $ 159,765
                                =========   =========   =========

Operating income (loss)
       Sports equipment         $   1,782   $   2,533   $  (3,818)
       Licensing                    5,071       5,563       5,969
                                ---------   ---------   ---------
Consolidated operating income   $   6,853   $   8,096   $   2,151
                                =========   =========   =========

Total assets
     Sports equipment           $  98,222   $ 107,814   $ 119,446
     Licensing                        319         911       1,229
                                ---------   ---------   ---------
Consolidated total assets       $  98,541   $ 108,725   $ 120,675
                                =========   =========   =========

The sports equipment segment manufactures and distributes sports equipment and uniforms for team sports including baseball, basketball, and football. The licensing segment licenses the Rawlings brand name on products sold by other companies and includes products such as footwear and activewear. There are no significant determinable operating expenses or interest costs for the licensing segment. The accounting policies of the segments are the same as those described in Note 1 for the Company. The revenues generated and long-lived assets located outside the United States are not significant for separate presentation. One customer's purchases of products sold by Rawlings were 17 percent, 15 percent and 14 percent of net revenues of Rawlings for 2001, 2000 and 1999, respectively.

NOTE 16.  QUARTERLY RESULTS (UNAUDITED)

Quarterly results are determined in accordance with annual accounting policies. They include certain items based upon estimates for the entire year.

Summarized quarterly results for the last two years were:

                                                                                2001
                                           ------------------------------------------------------------------------------
                                              First          Second           Third          Fourth            Year
                                              -----          ------           -----          ------            ----
Net revenues                                $ 36,839        $ 66,105         $ 43,467      $  28,117         $174,528
Gross profit                                  10,631          20,219           11,894          4,788           47,532
Net income (loss)                                346           5,199              120         (3,908)           1,757
Net income (loss) per share: (1)                0.04            0.65             0.01          (0.49)            0.22

                                                                                2000
                                           ------------------------------------------------------------------------------
                                              First          Second           Third          Fourth            Year
                                              -----          ------           -----          ------            ----
Net revenues                                $ 34,357        $ 63,902         $ 46,599      $  29,045         $173,903
Gross profit                                  10,069          19,406           14,347          6,211           50,033
Income (loss) from
     continuing operations before
     extraordinary item                       (1,339)          4,486            1,470         (3,336)           1,281
Net income (loss)                             (1,586)          3,231          (11,314)        (3,336)         (13,005)
Income (loss) per share: (1)
     Continuing operations                     (0.17)           0.57             0.18          (0.42)            0.16
     Net income (loss)                         (0.20)           0.41            (1.42)         (0.42)           (1.64)

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information required by Item 14 is set forth under the captions "Principal Stockholders" and "Stock Ownership of Directors, the Nominees for Directors and Executive Officers" in the Company's proxy statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

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

                  10.2 Amendment No. 1 to the Credit Agreement among Rawlings Sporting Goods Company, Inc., General Electric Capital Corporation and LaSalle Bank National Association dated February 29, 2000, included as Exhibit 10.2 to the Company's Form 10-K for the fiscal year ended August 31, 2000, is hereby incorporated herein by reference.

                  10.3 Amendment No. 2 to the Credit Agreement among Rawlings Sporting Goods Company, Inc., General Electric Capital Corporation and LaSalle Bank National Association dated May 15, 2000, included as
                           Exhibit 10.1 to the Company's Form 10-Q for the quarter ended May 31, 2000, is hereby incorporated herein by reference.

                  10.4 Amendment No. 3 to the Credit Agreement among Rawlings Sporting Goods Company, Inc., General Electric Capital Corporation and LaSalle Bank National Association dated July 20, 2000, included as
                           Exhibit 10.4 to the Company's Form 10-K for the fiscal year ended August 31, 2000, is hereby incorporated herein by reference.

                  10.5 Amendment No. 4 to the Credit Agreement among Rawlings Sporting Goods Company, Inc., General Electric Capital Corporation and LaSalle Bank National Association dated May 15, 2001.

                  10.6 Amendment No. 5 to the Credit Agreement among Rawlings Sporting Goods Company, Inc., General Electric Capital Corporation and LaSalle Bank National Association dated July 9, 2001.

                  10.7 Amendment No. 6 to the Credit Agreement among Rawlings Sporting Goods Company, Inc., General Electric Capital Corporation and LaSalle Bank National Association dated September 17, 2001.

                  10.8 Assets Transfer Agreement dated as of July 8, 1994 by and among Figgie, Figgie Licensing Corporation, Figgie International Real Estate, Inc., Figgie Properties, Inc. and the Company, included as Exhibit
                           10.1 to the Company's Form 10-Q for the quarter ended June 30, 1994, is hereby incorporated herein by reference.

                  10.9 Transitional Services Agreement dated as of July 8, 1994 between Figgie and the Company, included as
                           Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 1994, is hereby incorporated herein by reference.

                  10.10 Tax Sharing and Separation Agreement dated July 8, 1994 between the Company and Figgie, included as
                           Exhibit 10.3 to the Company's Form 10-Q for the quarter ended June 30, 1994, is hereby incorporated herein by reference.

              *   10.11    The Company's 1994 Long-Term Incentive Plan,
                           included as Exhibit A to the Company's proxy statement dated December 9, 1994, is hereby incorporated herein by reference.

              *   10.12    The Company's 1994 Non-Employee Directors'
                           Stock Plan, as amended, included as Exhibit 4.1 to the Company's Registration Statement on Form S-8
                           (File No. 333-70368) is hereby incorporated herein by reference.

                  10.13 The Company's 2000 Non-Employee Directors' Stock Plan, included as Exhibit 4.3 to the Company's Registration Statement on Form S-8 (File No. 333-43124) is hereby incorporated herein by reference.

                  10.14 Amendment Agreement between Rawlings Sporting Goods Company and ASICS Corporation, dated January 21, 1991, included as Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File No. 33-77906), is hereby incorporated herein by reference.

              *   10.15    Form of Indemnity Agreement entered into with
                           directors and executive officers, included as Exhibit
                           10.7 to the Company's Form 10-K for the fiscal year ended August 31, 1994, is hereby incorporated herein by reference.

              *   10.16    Form of Severance Agreement entered into with
                           executive officers included as Exhibit 10.8 to the Company's Form 10-K for the year ended August 31,
                           1995 is hereby incorporated herein by reference.

                  10.17 Investment Purchase Agreement dated November 21, 1997 between the Company and Bull Run Corporation, included as Exhibit 99.1 to the Company's Form 8-K dated November 21, 1997 is hereby incorporated herein by reference.

                  10.18 Standstill Agreement dated November 21, 1997 between the Company and Bull Run Corporation, included as
                           Exhibit 99.2 to the Company's Form 8-K dated November 21, 1997 is hereby incorporated herein by reference.

                  10.19 Amendment Number 1 of Standstill Agreement dated April 23, 1999, between the Company and Bull Run Corporation included as Exhibit 99.1 to the Company's Form 8-K dated April 30, 1999, is hereby incorporated herein by reference.

                  10.20 Registration Rights Agreement dated November 21, 1997 between the Company and Bull Run Corporation, included as Exhibit 99.3 to the Company's Form 8-K dated November 21, 1997 is hereby incorporated herein by reference.

             *    10.21    Employment Agreement entered into between the
                           Company and Stephen M. O'Hara, dated as of November
                           2, 1998, as amended, included as Exhibit 4.2 to the Company's Registration Statement on Form S-8 (File
                           No. 333-43124) is hereby incorporated herein by reference.

                  10.22 Standstill Agreement, dated April 23, 1999 among the Company and the Shapiro Parties, included as Exhibit
                           99.2 to the Company's Form 8-K dated April 30, 1999 is hereby incorporated herein by reference.

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

                                    RAWLINGS SPORTING GOODS COMPANY, INC.


Date:  November 26, 2001
                                            By:  William F. Lacey
                                                 -------------------------------
                                                 William F. Lacey
                                                 Vice President and Chief
                                                 Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the date indicated.

      SIGNATURE                                            DATE


By:   Stephen M. O'Hara
      -----------------------------------         ---------------------------
      Stephen M. O'Hara
      Chairman of the Board and Chief Executive Officer
      (Principal Executive Officer)

By:   William F. Lacey
      -----------------------------------         ---------------------------
      William F. Lacey
      Vice President and Chief Financial Officer
      (Principal Financial Officer and Accounting Officer)

By:   Andrew N. Baur
      -----------------------------------         ---------------------------
      Andrew N. Baur
      Director

By:   Linda L. Griggs
      -----------------------------------         ---------------------------
      Linda L. Griggs
      Director

By:   W. James Host
      -----------------------------------         ---------------------------
      W. James Host
      Director

By:   Michael McDonnell
      -----------------------------------         ---------------------------
      Michael McDonnell
      Director

By:   Robert S. Prather Jr.
      -----------------------------------         ---------------------------
      Robert S. Prather Jr.
      Director

By:   William C. Robinson
      -----------------------------------         ---------------------------
      William C. Robinson
      Director

By:   Edward F. Ryan
      -----------------------------------         ---------------------------
      Edward F. Ryan
      Director