Form 10-Q
period 2001-11-30
RAWLINGS SPORTING GOODS CO INC
filed 2002-01-14
CIK 921915

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q




|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended November 30, 2001
                                               -----------------


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


         Number of shares outstanding of the issuer's Common Stock, par value $0.01 per share, as of December 31, 2001: 8,030,249 shares.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

             Rawlings Sporting Goods Company, Inc. and Subsidiaries

                        Consolidated Statements of Income
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                                                                Three Months Ended
                                                                                                   November 30,
                                                                                           ------------------------------
                                                                                               2001             2000
                                                                                           -------------    -------------
Net revenues.......................................................................           $33,408          $36,839
Cost of goods sold.................................................................            23,963           26,208
                                                                                           -------------    -------------
     Gross profit..................................................................             9,445           10,631
Selling, general and administrative expenses.......................................            10,029            9,960
Unusual (income) item..............................................................                 -           (1,054)
                                                                                           -------------    -------------
     Operating income (loss).......................................................              (584)           1,725
Interest expense...................................................................               634            1,176
                                                                                           -------------    -------------
     Income (loss) before income taxes.............................................            (1,218)             549
Provision (benefit) for income taxes...............................................              (420)             203
                                                                                           -------------    -------------
     Net income (loss) ............................................................           $  (798)         $   346
                                                                                           =============    =============



Net income (loss) per common share, basic and diluted                                          $(0.10)           $0.04
                                                                                           =============    =============


Shares used in computing per share amounts:
     Basic.........................................................................             8,080            7,999
     Assumed exercise of stock options.............................................                 -                2
                                                                                           -------------    -------------
     Diluted.......................................................................             8,080            8,001
                                                                                           =============    =============


The accompanying notes are an integral part of these consolidated statements.

             Rawlings Sporting Goods Company, Inc. and Subsidiaries

                           Consolidated Balance Sheets
                    (Amounts in thousands, except share data)


                                                                      November 30,
                                                                          2001                August 31,
                                                                       (Unaudited)               2001
                                                                   --------------------    ------------------
Assets
Current Assets:
   Cash and cash equivalents..................................              $913                    $921
   Accounts receivable, net of allowance of
      $3,055 and $2,871 respectively..........................            31,500                  27,750
   Inventories................................................            42,476                  33,379
   Deferred income taxes......................................             4,277                   4,277
   Prepaid expenses...........................................               462                     606
                                                                   --------------------    ------------------
       Total current assets...................................            79,628                  66,933
Property, plant and equipment.................................             7,446                   7,271
Deferred income taxes.........................................            22,816                  22,367
Other assets..................................................             2,054                   1,970
                                                                   --------------------    ------------------
       Total assets...........................................          $111,944                 $98,541
                                                                   ====================    ==================
Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term debt and
       revolving credit agreement.............................           $42,122                 $34,684
   Accounts payable...........................................            17,475                  10,178
   Accrued liabilities........................................             8,465                   8,740
                                                                   --------------------    ------------------
       Total current liabilities..............................            68,062                  53,602
Long-term debt, less current maturities.......................             3,975                   4,242
Other long-term liabilities...................................             9,291                   9,291
                                                                   --------------------    ------------------
       Total liabilities......................................            81,328                  67,135
                                                                   --------------------    ------------------
Stockholders' equity:
   Preferred stock, none issued...............................                 -                       -
   Common stock, $0.01 par value, 50,000,000
       shares authorized, 8,030,249 and 8,011,145
       shares issued and outstanding, respectively............                80                      80
   Additional paid-in capital.................................            31,216                  31,151
   Stock subscription receivable..............................            (1,421)                 (1,421)
   Cumulative other comprehensive loss........................            (1,549)                 (1,492)
   Retained earnings..........................................             2,290                   3,088
                                                                   --------------------    ------------------
   Stockholders' equity.......................................            30,616                  31,406
                                                                   --------------------    ------------------
       Total liabilities and stockholders' equity.............          $111,944                 $98,541
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

             Rawlings Sporting Goods Company, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flow
                             (Amounts in thousands)
                                   (Unaudited)


                                                                                            Three Months Ended
                                                                                               November 30,
                                                                                  ---------------------------------------
                                                                                        2001                 2000
                                                                                  -----------------    ------------------
Cash flows from operating activities:
     Net income (loss).....................................................             $(798)                 $346
     Adjustments to reconcile net income (loss)
         to net cash used in continuing operations:
         Depreciation and amortization.....................................               463                   517
         Gain on sale of Springfield distribution center...................                 -                (1,115)

     Changes in operating assets and liabilities:
         Accounts receivable...............................................            (3,750)               (5,160)
         Inventories.......................................................            (9,097)              (12,757)
         Accounts payable..................................................             7,297                 9,979
           Other...........................................................              (702)                 (630)
                                                                                  -----------------    ------------------
Net cash used in continuing operations.....................................            (6,587)               (8,820)
Net cash provided by discontinued segment..................................                 -                   897
                                                                                  -----------------    ------------------
Net cash used in operating activities......................................            (6,587)               (7,923)
                                                                                  -----------------    ------------------

Cash flows from investing activities:
     Capital expenditures of continuing operations.........................              (657)                 (224)
     Capital expenditures of discontinued segment..........................                 -                   (18)
     Proceeds from sale of Springfield distribution center.................                 -                 2,376
                                                                                  -----------------    ------------------
Net cash provided by (used in) investing activities........................              (657)                2,134
                                                                                  -----------------    ------------------

Cash flows from financing activities:
     Net increase in revolving credit agreement............................             7,438                 7,677
     Repayments of long-term debt..........................................              (267)               (2,143)
     Issuance of common stock..............................................                65                    65
                                                                                  -----------------    ------------------
Net cash provided by financing activities..................................             7,236                 5,599
                                                                                  -----------------    ------------------

Net decrease in cash and cash equivalents..................................                (8)                 (190)
Cash and cash equivalents, beginning of period.............................               921                 1,424
                                                                                  -----------------    ------------------
Cash and cash equivalents, end of period...................................              $913                $1,234
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

             Rawlings Sporting Goods Company, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1:  Summary of Significant Accounting Policies.

         The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to interim financial information and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Form 10-K for the year ended August 31, 2001 filed on November 28, 2001. In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair presentation of financial position and results of operations have been included therein. The results for the three months ended November 30, 2001 are not necessarily indicative of the results that may be expected for a full fiscal year.

Note 2:  Discontinued Segment

         On June 26, 2000 the Company made a strategic decision to seek a buyer for its Vic hockey business. Vic provided an extensive line of equipment for hockey teams including hockey sticks, hockey protective equipment and goalie protective equipment. The sale of the Vic hockey business was completed during the quarter ended May 31, 2001 under substantially the same terms as originally provided. Proceeds from the sale totaled $2,494,000 including cash of $1,474,000 at closing and $1,019,000 of 7% notes to be received through May 2004 which are included in Other Assets on the Consolidated Balance Sheet. Net revenues of the discontinued segment for the three months ended November 30, 2000 were $1,505,000.

Note 3:  Unusual (Income) Item

         In connection with the relocation of distribution facilities to a new single location in Washington, Missouri, the Springfield, Missouri distribution center was sold in September 2000. The move to Washington was completed in the fourth quarter of fiscal 2001. The gain on the sale of Springfield of $1,115,000 offset by $61,000 of transition costs incurred during the move to Washington has been included as unusual income in the Consolidated Statement of Income for the three months ended November 30, 2000.

Note 4:  Inventories

         Inventories consisted of the following (in thousands):

                                                         November 30,                August 31,
                                                             2001                       2001
                                                     ---------------------      --------------------

         Raw materials.............................            $6,703                    $6,629
         Work in process...........................               411                       531
         Finished goods............................            35,362                    26,219
                                                     ---------------------      --------------------
         Total inventories.........................           $42,476                   $33,379
                                                     =====================      ====================


Note 5:  Debt

         On December 28, 1999, the Company refinanced its credit facility by entering into a five-year credit agreement expiring December 1, 2004 with a financial institution. Actual availability is based on the Company's outstanding receivables and inventories. The facility also allows for a $3,000,000 seasonal advance from August through February. Borrowings under the agreement are based on an interest rate of LIBOR plus 2.50 percent. A commitment fee of 0.50 percent is charged on any unused portion of the facility.

         The credit facility includes various covenants, including requirements that the Company achieve certain EBITDA levels as defined in the agreement, maintain a fixed charge ratio, limit capital expenditures and restrict the payment of dividends. The Company has amended the EBITDA covenants for the second and third quarters of fiscal 2002 to $6,700,000 and $7,500,000, respectively and the fixed charge ratio for the same periods is 1.0 to 1.0. The EBITDA calculation includes the unusual items. The Company believes its cash position and current credit facility are adequate to provide for its operations.

Note 6:  Comprehensive Loss

         For the three months ended November 30, 2001 and 2000 comprehensive loss was $855,000 and $51,000 respectively.


Note 7:  Operating Segments

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

                                                                Three Months Ended
                                                                   November 30,
                                                           2001                   2000
                                                    -------------------    --------------------
Net revenues
     Sports equipment                                     $32,234                 $35,874
     Licensing                                              1,174                     965
                                                    -------------------    --------------------
Consolidated net revenues                                 $33,408                 $36,839
                                                    ===================    ====================

Operating income (loss)
     Sports equipment                                     $(1,758)               $    760
     Licensing                                              1,174                     965
                                                    -------------------    --------------------
Consolidated operating income (loss)                        $(584)               $  1,725
                                                    ===================    ====================

                                                        November 30,            August 31,
                                                            2001                   2001
                                                    -------------------    --------------------
    Total assets
         Sports equipment                                $111,137                 $98,222
         Licensing                                            807                     319
                                                    -------------------    --------------------
    Consolidated total assets                            $111,944                 $98,541
                                                    ===================    ====================

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

                    Quarter Ended November 30, 2001 Compared
                      with Quarter Ended November 30, 2000

         Net revenues for the quarter ended November 30, 2001 were $33,408,000 which was 9.3 percent below net revenues of $36,839,000 for the quarter ended November 30, 2000. The decrease in net revenues was primarily due to lower sales of baseball gloves, basketballs, and footballs.

         The Company's gross profit for the three months ended November 30, 2001 was $9,445,000, or 11.2 percent, lower than the gross profit of $10,631,000 for the same period last year. The gross profit margin for the quarter was 28.3 percent, 0.6 margin points lower than the comparable prior year quarter. The decrease in gross profit was primarily due to the lower net revenues of baseball gloves, basketballs, and footballs.

         Selling, general and administrative (SG&A) expenses were $10,029,000 or
30.0 percent of net revenues compared to $9,960,000 or 27.0 percent of net revenues in the prior year. Higher distribution costs and severance expense of $175,000 accounted for the increase in SG&A expenses.

         The unusual income item for the three months ended November 30, 2000 was comprised of the $1,115,000 gain on the sale of the Springfield, Missouri distribution center, offset by $61,000 of transition costs incurred during the move to Washington, Missouri.

         Interest expense for the quarter ended November 30, 2001 was $634,000 or 46.1 percent lower than the interest expense of $1,176,000 for the comparable prior year quarter. Lower average interest rates of 4.1 points and lower average borrowings of $4,200,000 accounted for the decrease in interest expense.

         Net loss for the quarter ended November 30, 2001 was $798,000 compared to net income of $346,000 for the quarter ended November 30, 2000. Decreased net revenues and the gain on the sale of the distribution center in the November 2000 quarter partially offset by lower interest expense were the primary reasons for the decreased income.

New Accounting Pronouncements

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

Liquidity and Capital Resources

         Working capital decreased by $1,765,000 during the three months ended November 30, 2001 primarily as a result of increases in accounts payable and short-term borrowings partially offset by a seasonal increase in accounts receivable and inventories.

         Net cash used in operating activities for the quarter ended November 30, 2001 was $6,587,000 compared to the $7,923,000 used in the comparable prior year period. The improvement in cash used in operating activities was due to smaller increases is accounts receivable and inventories, partially offset by a smaller increase in accounts payable.

         Capital expenditures were $657,000 for the quarter ended November 30, 2001 compared to $224,000 in the comparable prior year quarter. The Company expects capital expenditures for fiscal 2002 to be approximately $1,500,000.

         The Company had an increase in net borrowings, primarily related to seasonal working capital needs, of $7,171,000 in the quarter ended November 30, 2001. This resulted in total debt as of November 30, 2001 of $46,097,000 or 9.8 percent lower than the total debt of $51,116,000 as of November 30, 2000.

         On December 28, 1999, the Company refinanced its credit facility by entering into a five-year credit agreement expiring December 1, 2004 with a financial institution. Actual availability is based on the Company's outstanding receivables and inventories. The facility also allows for a $3,000,000 seasonal advance from August through February. Borrowings under the agreement are based on an interest rate of LIBOR plus 2.50 percent. A commitment fee of 0.50 percent is charged on any unused portion of the facility.

         The credit facility includes various covenants, including requirements that the Company achieve certain EBITDA levels as defined in the agreement, maintain a fixed charge ratio, limit capital expenditures and restrict the payment of dividends. The Company has amended the EBITDA covenants for the second and third quarters of fiscal 2002 to $6,700,000 and $7,500,000, respectively and the fixed charge ratio for the same periods is 1.0 to 1.0. The EBITDA calculation includes the unusual items. The Company believes its cash position and current credit facility are adequate to provide for its operations.

Seasonality

         Net revenues of baseball equipment and team uniforms are highly seasonal. Customers generally place orders with the Company for baseball-related products beginning in August for shipment beginning in November (pre-season orders). These pre-season orders from customers generally represent approximately 50 percent to 65 percent of the customers' anticipated needs for the entire baseball season. The amount of these pre-season orders generally determines the Company's net revenues and profitability between November 1 and February 28. The Company then receives additional orders (fill-in orders) which depend upon customers' actual sales of products during the baseball season (sell-through). Fill-in orders are typically received by the Company between February and May. These orders generally represent approximately

35 percent to 50 percent of the Company's sales of baseball-related products during a particular season. Pre-season orders for certain baseball-related products from certain customers are not required to be paid until early spring. These extended terms increase the risk of collectibility of accounts receivable. An increasing number of customers are on automatic replenishment systems; therefore, more orders are received on a ship-at-once basis. This change has resulted in shipments to the customer closer to the time the products are actually sold. This trend has and may continue to have the effect of shifting the seasonality and quarterly results of the Company with higher inventory and debt levels required to meet orders for immediate delivery. To offset these risks, the Company implemented for the Spring 2000 season a Port of Entry (POE) program to encourage retailers to place and receive early orders, as well as other changes in credit terms to reduce risk and debt levels. The sell-through of baseball-related products also affects the amount of inventory held by customers at the end of the season which is carried over by the customer for sale in the next baseball season. Customers typically adjust their pre-season orders for the next baseball season to account for the level of inventory carried over from the preceding baseball season. Football equipment and team uniforms are both shipped by the Company and sold by retailers primarily in the period between March 1 and September 30. Basketballs and team uniforms generally are shipped and sold throughout the year. Because the Company's sales of baseball-related products exceed those of its other products, Rawlings' business is seasonal, with its highest net revenues and profitability recognized between November 1 and April 30.

Cautionary Factors That May Affect Future Results, Financial Condition or
Business

         Statements made in this report, other reports and proxy statements filed with the Securities and Exchange Commission, communications to stockholders, press releases and oral statements made by representatives of the Company that are not historical in nature, or that state the Company's or management's intentions, hopes, beliefs, expectations, or predictions of the future, are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and involve risks and uncertainties. The words "should," "will be," "intended," "continue," "believe," "may," "expect," "hope," "anticipate," "goal," "forecast" and similar expressions are intended to identify such forward-looking statements. It is important to note that any such performance, and actual results, financial condition or business could differ materially from those expressed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this document as well as those discussed elsewhere in reports filed with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         The Company has certain market risk exposures related to interest rates. The Company is exposed to market risks related to fluctuations in interest rates for its variable rate borrowings of $46,049,000 as of November 30, 2001. A change in interest rates of 1% on the balance outstanding at November 30, 2001 would cause a change in total annual pre-tax earnings and cash flows of $460,000 assuming other factors are held constant.

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

                  None.

Item 5.  Other Information

                  None.

Item 6.  Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           10.1 Employment Agreement, dated as of September 1, 2001, by and between Rawlings Sporting Goods Company, Inc. and Ted Sizemore.

                           10.2 Amendment No. 7 to Credit Agreement, dated as of November 27, 2001, among Rawlings Sporting Goods Company, Inc., General Electric Capital Corporation and the other Credit Parties signatory thereto.

                  (b)      Reports on Form 8-K

                           (i) A current report on Form 8-K, filed on November 26, 2001, reporting under Item 9; Regulation FD Disclosure (regarding Bull Run Corp.).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    RAWLINGS SPORTING GOODS COMPANY, INC.



Date:    January 9, 2002            /s/ STEPHEN M. O'HARA
                                    -------------------------------------------
                                    Stephen M. O'Hara
                                    Chairman of the Board and
                                    Chief Executive Officer



Date:    January 9, 2002            /s/ WILLIAM F. LACEY
                                    -------------------------------------------
                                    William F. Lacey
                                    Vice President and Chief Financial Officer
                                    (Principal Accounting Officer)