Form 10-Q
period 2002-02-28
RAWLINGS SPORTING GOODS CO INC
filed 2002-04-12
CIK 921915

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q




[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended February 28, 2002


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

                               Yes [X]     No [ ]


         Number of shares outstanding of the issuer's Common Stock, par value $0.01 per share, as of March 31, 2002: 8,088,656 shares.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

             Rawlings Sporting Goods Company, Inc. and Subsidiaries

                        Consolidated Statements of Income
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                          Quarter Ended           Six Months Ended
                                                           February 28,              February 28,
                                                     -----------------------   -----------------------
                                                        2002         2001         2002         2001
                                                     ----------   ----------   ----------   ----------
Net revenues .....................................   $   65,042   $   66,105   $   98,450   $  102,944
Cost of goods sold ...............................       45,605       45,886       69,568       72,094
                                                     ----------   ----------   ----------   ----------
     Gross profit ................................       19,437       20,219       28,882       30,850
Selling, general and administrative expenses .....       10,470       10,689       20,499       20,649
Unusual expense (income) .........................           --           82           --         (972)
                                                     ----------   ----------   ----------   ----------
     Operating income ............................        8,967        9,448        8,383       11,173
Interest expense .................................          675        1,381        1,309        2,557
                                                     ----------   ----------   ----------   ----------
     Income before income taxes ..................        8,292        8,067        7,074        8,616
Provision for income taxes .......................        3,055        2,868        2,635        3,071
                                                     ----------   ----------   ----------   ----------
     Net income ..................................   $    5,237   $    5,199   $    4,439   $    5,545
                                                     ==========   ==========   ==========   ==========

Net income per common share, basic and
     diluted .....................................   $     0.65   $     0.65   $     0.55   $     0.69
                                                     ==========   ==========   ==========   ==========

Shares used in computing per share amounts:
     Basic .......................................        8,103        8,013        8,091        8,006
     Assumed exercise of stock options ...........            7           --            4            1
                                                     ----------   ----------   ----------   ----------
     Diluted .....................................        8,110        8,013        8,095        8,007
                                                     ==========   ==========   ==========   ==========

             Rawlings Sporting Goods Company, Inc. and Subsidiaries

                           Consolidated Balance Sheets
                    (Amounts in thousands, except share data)


                                                          February 28,
                                                              2002         August 31,
                                                          (Unaudited)         2001
                                                          ------------    ------------
Assets
Current Assets:
   Cash and cash equivalents ..........................   $        999    $        921
   Accounts receivable, net of allowance of
      $3,124 and $2,871 respectively ..................         65,767          27,750
   Inventories ........................................         36,732          33,379
   Deferred income taxes ..............................          4,277           4,277
   Prepaid expenses ...................................            880             606
                                                          ------------    ------------
       Total current assets ...........................        108,655          66,933
Property, plant and equipment .........................          7,668           7,271
Deferred income taxes .................................         19,844          22,367
Long-term receivables .................................            667              --
Other assets ..........................................          2,167           1,970
                                                          ------------    ------------
       Total assets ...................................   $    139,001    $     98,541
                                                          ============    ============
Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term debt and
       revolving credit agreement .....................   $     61,254    $     34,684
   Accounts payable ...................................         19,262          10,178
   Accrued liabilities ................................          9,354           8,740
                                                          ------------    ------------
       Total current liabilities ......................         89,870          53,602
Long-term debt, less current maturities ...............          3,707           4,242
Other long-term liabilities ...........................          9,291           9,291
                                                          ------------    ------------
       Total liabilities ..............................        102,868          67,135
                                                          ------------    ------------
Stockholders' equity:
   Preferred stock, none issued .......................             --              --
   Common stock, $0.01 par value, 50,000,000
       shares authorized, 8,088,656 and 8,011,145
       shares issued and outstanding, respectively ....             81              80
   Additional paid-in capital .........................         31,451          31,151
   Stock subscription receivable ......................         (1,211)         (1,421)
   Cumulative other comprehensive loss ................         (1,627)         (1,492)
   Retained earnings ..................................          7,439           3,088
                                                          ------------    ------------
   Stockholders' equity ...............................         36,133          31,406
                                                          ------------    ------------
       Total liabilities and stockholders' equity .....   $    139,001    $     98,541
                                                          ============    ============

The accompanying notes are an integral part of these consolidated balance sheets.

             Rawlings Sporting Goods Company, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flow
                             (Amounts in thousands)
                                   (Unaudited)


                                                                        Six Months Ended
                                                                          February 28,
                                                                    ------------------------
                                                                       2002          2001
                                                                    ----------    ----------
Cash flows from operating activities:
     Net income .................................................   $    4,439    $    5,545
     Adjustments to reconcile net income
         to net cash used in continuing operations:
         Depreciation and amortization ..........................          966         1,030
         Gain on sale of Springfield distribution center ........           --        (1,115)

     Changes in operating assets and liabilities:
         Accounts receivable ....................................      (38,017)      (37,137)
         Inventories ............................................       (3,353)       (6,859)
         Accounts payable .......................................        9,084         7,192
         Other ..................................................        1,897         2,980
                                                                    ----------    ----------
Net cash used in continuing operations ..........................      (24,984)      (28,364)
Net cash provided by discontinued operations ....................           --         1,814
                                                                    ----------    ----------
Net cash used in operating activities ...........................      (24,984)      (26,550)
                                                                    ----------    ----------

Cash flows from investing activities:
     Capital expenditures of continuing operations ..............       (1,396)         (496)
     Capital expenditures of discontinued operations ............           --           (24)
     Proceeds from sale of Springfield distribution center ......           --         2,376
                                                                    ----------    ----------
Net cash provided by (used in) investing activities .............       (1,396)        1,856
                                                                    ----------    ----------

Cash flows from financing activities:
     Net increase in revolving credit agreement .................       26,570        26,364
     Repayments of long-term debt ...............................         (535)       (2,529)
     Issuance of common stock ...................................          213           226
     Proceeds from stock subscription receivable ................          210            --
                                                                    ----------    ----------
Net cash provided by financing activities .......................       26,458        24,061
                                                                    ----------    ----------

Net increase (decrease) in cash and cash equivalents ............           78          (633)
Cash and cash equivalents, beginning of period ..................          921         1,424
                                                                    ----------    ----------
Cash and cash equivalents, end of period ........................   $      999    $      791
                                                                    ==========    ==========

The accompanying notes are an integral part of these consolidated statements.

             Rawlings Sporting Goods Company, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1: Summary of Significant Accounting Policies.

         The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to interim financial information and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Form 10-K for the year ended August 31, 2001 filed on November 28, 2001. In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair presentation of financial position and results of operations have been included therein. The results for the six months ended February 28, 2002 are not necessarily indicative of the results that may be expected for a full fiscal year.

Note 2: Discontinued Segment

         On June 26, 2000 the Company made a strategic decision to seek a buyer for its Vic hockey business. Vic provided an extensive line of equipment for hockey teams including hockey sticks, hockey protective equipment and goalie protective equipment. The sale of the Vic hockey business was completed during the quarter ended May 31, 2001 under substantially the same terms as originally provided. Proceeds from the sale totaled $2,551,000 including cash of $1,474,000 at closing and $1,077,000 of 7% notes to be received through May 2004 which are included in Other Assets on the Consolidated Balance Sheet. Net revenues of the discontinued segment for the three months and six months ended February 28, 2001 were $704,000 and $2,209,000, respectively.

Note 3: Unusual Expense (Income)

         In connection with the relocation of distribution facilities to a new single location in Washington, Missouri, the Springfield, Missouri distribution center was sold in September 2000. The move to Washington was completed in the fourth quarter of fiscal 2001. The gain on the sale of Springfield of $1,115,000 offset by $143,000 of transition costs incurred during the move to Washington has been included as unusual income in the Consolidated Statement of Income for the six months ended February 28, 2001. Transition costs of $82,000 incurred during the move to Washington has been included as unusual expense for the three months ended February 28, 2001.

Note 4: Inventories

         Inventories consisted of the following (in thousands):

                          February 28,    August 31,
                              2002           2001
                          ------------   ------------
Raw materials...........  $      7,016   $      6,629
Work in process.........           793            531
Finished goods..........        28,923         26,219
                          ------------   ------------
Total inventories.......  $     36,732   $     33,379
                          ============   ============

Note 5: Long-term Receivables

         On January 22, 2002 Kmart Corporation filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As of the date of the bankruptcy filing, the Company had accounts receivable from Kmart of $1,334,000. One-half of this amount, or $667,000, is included in Long-term Receivables on the Consolidated Balance Sheet. The remaining $667,000 is included in Accounts Receivable with a corresponding amount in Allowance for Doubtful Accounts on the Consolidated Balance Sheet.

Note 6: Debt

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

         The credit facility includes various convenants, including requirements that the Company achieve certain EBITDA levels as defined in the agreement, maintain a fixed charge ratio, limit capital expenditures and restrict the payment of dividends. The covenants for EBITDA and fixed charge ratio for the twelve months ended February 28, 2002 were $6,700,000 and 1.0 respectively. Actual EBITDA and fixed charge ratio for the same period were $5,998,000 and 0.9, respectively. The Company received a waiver for compliance with these covenants from it's financial institution. The covenants for EBITDA for the third and fourth quarters of fiscal 2002 are $7,500,000 and $9,000,000, respectively and the fixed charge ratio for the same periods is 1.0 and 1.15, respectively.

Total unused availability under the credit facility at February 28, 2002 was approximately $4,277,000. The Company believes its capital structure and current credit facility are adequate to provide for its short term and long term operations to the extent that the Company is able to satisfy the EBITDA and other covenants set forth in the credit facility.

Note 7: Comprehensive Income

         For the three months ended February 28, 2002 comprehensive income was $5,159,000 compared with comprehensive income of $5,167,000 for the comparable prior year period. For the six months ended February 28, 2002 comprehensive income was $4,304,000 compared with comprehensive income of $5,116,000 for the six months ended February 28, 2001.

Note 8: Termination of Rights Agreement

         At the Company's Annual Meeting of Stockholders held on May 15, 2001, holders of a majority of the shares of common stock represented at the meeting voted against the retention of the Company's Rights Agreement, dated July 1, 1994. Accordingly, the Board of Directors of the Company authorized the redemption of the rights and the termination of the Rights Agreement effective December 31, 2001.

         All rights holders of record as of December 31, 2001 were entitled to a redemption price of $.01 per right held. The Company paid the redemption price in common shares of the Company at the value of $2.8337 per share. A total of 31,008 common shares were issued as a stock dividend.

Note 9: Operating Segments

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

                                   Quarter Ended        Six Months Ended
                                    February 28,          February 28,
                                  2002       2001       2002       2001
                                --------   --------   --------   --------
Net revenues
     Sports equipment           $ 63,761   $ 64,644   $ 95,995   $100,518
     Licensing                     1,281      1,461      2,455      2,426
                                --------   --------   --------   --------
Consolidated net revenues       $ 65,042   $ 66,105   $ 98,450   $102,944
                                ========   ========   ========   ========

Operating income
     Sports equipment           $  7,686   $  7,987   $  5,928   $  8,747
     Licensing                     1,281      1,461      2,455      2,426
                                --------   --------   --------   --------
Consolidated operating income   $  8,967   $  9,448   $  8,383   $ 11,173
                                ========   ========   ========   ========


                            February 28,    August 31,
                                2002           2001
                            ------------   ------------
Total assets
     Sports equipment       $    138,340   $     98,222
     Licensing                       661            319
                            ------------   ------------
Consolidated total assets   $    139,001   $     98,541
                            ============   ============


         Licensing revenues were $1,281,000 in the quarter ended February 28, 2002 which was a 12.3 percent decline from the comparable prior year period. This reduction was primarily due to lower revenues of $136,000, of which $81,000 was attributable to unfavorable currency exchange rates, from Asics, the Company's Japanese licensee.

         Licensing revenues for the six months ended February 28, 2002 were $2,455,000 or $29,000 greater than the six months ended February 28, 2001.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

General

         The Company continues to implement initiatives to decrease costs and increase sales. Although sales for the quarter ended February 28, 2002 were less than the comparable quarter of the prior year, sales in the month of February, 2002 increased 13.1 percent versus February, 2001. Initial reports on sales in March 2002 suggest a continuation of this trend. Although the unresolved labor issue in Major League Baseball and a weakened economy could present hurdles, the Company hopes to regain most of the first half 2002 sales decline in the third quarter of 2002. The Company believes that cost management opportunities exist as the Company realizes efficiencies of the consolidation of its distribution facilities. In addition, the Company continues to reduce selling, general and administrative expenses and expects to reduce such expenses further in fiscal year 2003 as the Company's licenses for NCAA basketball and Major League Baseball uniforms expire.

RESULTS OF OPERATIONS

                    Quarter Ended February 28, 2002 Compared
                      with Quarter Ended February 28, 2001


         The Company's net revenues for the quarter ended February 28, 2002 were $65,042,000 or 1.6 percent below net revenues of $66,105,000 for the quarter ended February 28, 2001. The decrease in net revenues was primarily due to lower sales of memorabilia baseballs.

         The Company's gross profit for the quarter ended February 28, 2002 was $19,437,000 or 3.9 percent lower than the gross profit of $20,219,000 for the comparable quarter last year. The gross profit margin for the February 2002 quarter was 29.9 percent, 0.7 margin points under the 30.6 percent gross profit margin for the comparable period last year. The decrease in gross profit was primarily due to the lower net revenues of memorabilia baseballs and reduced margins for basketballs and apparel.

         Selling, general and administrative (SG&A) expenses of $10,470,000 were $219,000 lower than the quarter ended February 28, 2001. Lower expense was experienced in all major categories with the exception of distribution costs and advertising and promotion expense. SG&A expense for the quarter ended February 28, 2002 was 16.1 percent of net revenues or 0.1 percentage points below the comparable quarter in the prior year.

         The unusual expense item for the three months ended February 28, 2001 of $82,000 represented transition costs incurred during the relocation of distribution facilities to a new single location in Washington, Missouri.

         Interest expense for the quarter ended February 28, 2002 was $675,000 or 51.1 percent lower than interest expense of $1,381,000 in the comparable quarter last year. Lower average interest rates of 4.3 points and lower average borrowings of $4,300,000 accounted for the decrease in interest expense.

         Net income for the quarter ended February 28, 2002 was $5,237,000 compared to $5,199,000 in the comparable quarter last year. Lower interest expense and SG&A expenses partially offset by decreased gross profit and net revenues were the primary reasons for the increase.


                       Six Months Ended February 28, 2002
              Compared with the Six Months Ended February 28, 2001

         The Company's net revenues for the six months ended February 28, 2002 were $98,450,000 or 4.4 percent below the net revenues of $102,944,000 in the comparable prior year period. The decrease in net revenues was primarily due to lower sales of baseball gloves and memorabilia baseballs.

         The Company's gross profit for the six months ended February 28, 2002 was $28,882,000 or 6.4 percent lower than the gross profit of $30,850,000 for the six months ended February 28, 2001. The gross profit margin of 29.3 percent for the six month period was 0.7 margin points below the comparable period last year. The decrease in gross profit was primarily due to the lower net revenues of baseball gloves and memorabilia baseballs and decreased margins for footballs and basketballs.

         SG&A expenses for the six months ended February 28, 2002 of $20,499,000 were $150,000 lower than the $20,649,000 SG&A expenses in the comparable prior year period. Lower expenses in almost every category with the exception of distribution costs and advertising and promotion expense accounted for the decreased SG&A expenses. As a percent of net revenues SG&A expenses were 20.8 percent this year or 0.7 percentage points higher than the first six months of last year.

         The unusual income item for the six months ended February 28, 2001 was comprised of the $1,115,000 gain on the sale of the Springfield, Missouri distribution center, offset by $143,000 of transition costs incurred during the move to Washington, Missouri.

         Interest expense for the six months ended February 28, 2002 was $1,309,000 or $1,248,000 below the comparable prior year period. Lower average interest rates of 4.1 points and lower average borrowings of $4,200,000 accounted for the decrease in interest expense.

         Net income for the six months ended February 28, 2002 was $4,439,000 compared to $5,545,000 for the six months ended February 28, 2001. The decrease in net income was primarily due to lower net revenues and the gain on the sale of the distribution center in the November 2000 quarter partially offset by lower interest expense.

New Accounting Pronouncements

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

Liquidity and Capital Resources

         Working capital increased by $5,454,000 during the six months ended February 28, 2002 primarily as a result of a seasonal increase in accounts receivable and inventories, offset by increases in short-term borrowings under the revolving credit agreement and in accounts payable.

         Net cash used in operating activities for the six months ended February 28, 2002 was $24,984,000 or 5.9 percent below the $26,550,000 used in the six months ended February 28, 2001. The improvement in cash used in operating activities was primarily due to a smaller increase in inventories.

         Capital expenditures were $1,396,000 for the six months ended February 28, 2002 compared to $520,000 in the comparable prior year period. The increase in capital expenditures was primarily related to upgrading the Washington, Missouri facility for certain manufacturing operations and for implementation and expansion of the

Company's computer systems. The Company expects capital expenditures for fiscal 2002 to be approximately $1,750,000.

         The Company had net borrowings, primarily related to seasonal working capital needs, of $26,035,000 in the six months ended February 28, 2002. This resulted in total debt as of February 28, 2002 of $64,961,000 or 6.4 percent lower than the total debt of $69,417,000 as of February 28, 2001.

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

         The credit facility includes various convenants, including requirements that the Company achieve certain EBITDA levels as defined in the agreement, maintain a fixed charge ratio, limit capital expenditures and restrict the payment of dividends. The covenants for EBITDA and fixed charge ratio for the twelve months ended February 28, 2002 were $6,700,000 and 1.0 respectively. Actual EBITDA and fixed charge ratio for the same period were $5,998,000 and 0.9, respectively. The Company received a waiver for compliance with these covenants from its financial institution. The covenants for EBITDA for the third and fourth quarters of fiscal 2002 are $7,500,000 and $9,000,000, respectively and the fixed charge ratio for the same periods is 1.0 and 1.15, respectively. Total unused availability under the credit facility at February 28, 2002 was approximately $4,277,000. The Company believes its capital structure and current credit facility are adequate to provide for its short term and long term operations to the extent that the Company is able to satisfy the EBITDA and other covenants set forth in the credit facility.


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

Cautionary Factors That May Affect Future Results, Financial Condition or
Business

         Statements made in this report, other reports and proxy statements filed with the Securities and Exchange Commission, communications to stockholders, press releases and oral statements made by representatives of the Company that are not historical in nature, or that state the Company's or management's intentions, hopes, beliefs, expectations, or predictions of the future, are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and involve risks and uncertainties. The words "should," "will be," "intended," "continue," "believe," "may," "expect," "hope," "anticipate," "goal," "forecast" and similar expressions are intended to identify such forward-looking statements. It is important to note that any such performance, and actual results, financial condition or business could differ materially from those expressed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, changes in customer buying patterns, a general economic slowdown, a Major League Baseball work stoppage, lower retail sell rates for the Company's products, changes in the Company's financial position, a significant increase in the prices of raw materials such as leather, changes in the competitive environment as well as those discussed in this document and elsewhere in reports filed with the Securities and Exchange Commission.

         Financial projections are, by nature, uncertain forecasts of future results which are not susceptible to precise measurement. The assumptions upon which the financial projections set forth herein are based are subject to significant financial, market, economic, regulatory and competitive uncertainties, contingencies, risks and other factors which are difficult or impossible to predict accurately, all of which are difficult to qualify and many of which are beyond the control of the Company. Accordingly, investors are cautioned not to place undue reliance on the financial projections since actual results may vary materially from the results reflected in the financial projections.

         The Company undertakes no obligation to update or revise forward-looking statements including the financial projections to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

         The Company has certain market risk exposures related to interest rates. The Company is exposed to market risks related to fluctuations in interest rates for its variable rate borrowings of $64,931,000 as of February 28, 2002. A change in interest rates of 1% on the balance outstanding at February 28, 2002 would cause a change in total annual pretax earnings and cash flows of $649,000 assuming other factors are held constant.

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

                  None.

Item 3.           Defaults on Senior Securities

                  None.

Item 4.           Submission of Matters to a Vote of Security Holders

                  The annual Stockholders' Meeting was held on January 9, 2002. At the meeting the following matters were voted upon by the stockholders and received the following votes:

                  The following nominees were elected as directors to serve until the annual meeting of stockholders following the Company's fiscal year ending August 31, 2004:

                                            Number of                    Number of
                  Nominee                   Votes For                  Votes Withheld
                  -------                   ---------                  --------------
                  William C. Robinson       6,046,679                     471,240
                  Edward F. Ryan            6,048,509                     469,410

                  The following directors' term of office continued after the meeting:

                                    Andrew N. Baur
                                    Michael McDonnell
                                    Stephen M. O'Hara

                  The ratification of the Board of Directors' selection of Arthur Andersen LLP as independent public accountants of the Company for the Company's fiscal year ending August 31, 2002:

                  For                       Against           Abstain
                  ---                       -------           -------
                  6,426,598                 77,442            13,879

Item 5.           Other Information

                  None.

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           10.1 Employment Agreement, dated as of January 1, 2002, by and between Rawlings Sporting Goods Company, Inc. and Howard B. Keene.

                           10.2 Amendment No. 8 to Credit Agreement, dated as of March 5, 2002, among Rawlings Sporting Goods Company, Inc., General Electric Capital Corporation and the other Credit Parties signatory thereto.

                  (b)      Reports on Form 8-K

                           (i) A current report on Form 8-K, filed on December 4, 2001 (regarding the resignations of Messrs. Host and Prather from the Company's Board of Directors).

                           (ii) A current report on Form 8-K, filed on December 26, 2001 (regarding Settlement Agreement entered into by the Company with Bull Run Corporation).

                           (iii) A current report on Form 8-K, filed on January 2, 2002 (regarding termination of the Rights Agreement between the Company and ChaseMellon Shareholder Services and the redemption of the rights offered under such agreement).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 RAWLINGS SPORTING GOODS COMPANY, INC.



Date: April 12, 2002             /s/ STEPHEN M. O'HARA
                                 -----------------------------------
                                      Stephen M. O'Hara
                                      Chairman of the Board and
                                      Chief Executive Officer



Date: April 12, 2002             /s/ WILLIAM F. LACEY
                                 -----------------------------------
                                      William F. Lacey
                                      Vice President and Chief Financial Officer
                                      (Principal Accounting Officer)