Form 10-Q
period 2002-03-31
RAWLINGS SPORTING GOODS CO INC
filed 2002-07-15
CIK 921915

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q




[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the quarterly period ended May 31, 2002


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


         Number of shares outstanding of the issuer's Common Stock, par value $0.01 per share, as of June 30, 2002: 8,088,656 shares.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

             Rawlings Sporting Goods Company, Inc. and Subsidiaries

                        Consolidated Statements of Income
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                               Quarter Ended                   Nine Months Ended
                                                                   May 31,                          May 31,
                                                       -----------------------------      -----------------------------
                                                           2002             2001              2002             2001
                                                       ------------     ------------      ------------     ------------


Net revenues ......................................    $     49,247     $     43,467      $    147,697     $    146,411
Cost of goods sold ................................          35,997           31,573           105,565          103,667
                                                       ------------     ------------      ------------     ------------
     Gross profit .................................          13,250           11,894            42,132           42,744
Selling, general and administrative expenses ......          10,575            9,928            31,074           30,577
Unusual expense (income) ..........................              --              762                --             (210)
                                                       ------------     ------------      ------------     ------------
     Operating income .............................           2,675            1,204            11,058           12,377
Interest expense ..................................             668            1,162             1,977            3,719
                                                       ------------     ------------      ------------     ------------
     Income before income taxes ...................           2,007               42             9,081            8,658
Provision (benefit) for income taxes ..............             843              (78)            3,478            2,993
                                                       ------------     ------------      ------------     ------------
     Net income ...................................    $      1,164     $        120      $      5,603     $      5,665
                                                       ============     ============      ============     ============

Net income per common share, basic and diluted ....    $       0.14     $       0.01      $       0.69     $       0.71
                                                       ============     ============      ============     ============

Shares used in computing per share amounts:
     Basic ........................................           8,129            8,035             8,103            8,016
     Assumed exercise of stock options ............              44                1                17                1
                                                       ------------     ------------      ------------     ------------
     Diluted ......................................           8,173            8,036             8,120            8,017
                                                       ============     ============      ============     ============

             Rawlings Sporting Goods Company, Inc. and Subsidiaries

                           Consolidated Balance Sheets
                    (Amounts in thousands, except share data)


                                                               May 31,
                                                                2002           August 31,
                                                             (Unaudited)          2001
                                                            ------------      ------------
Assets
Current Assets:
   Cash and cash equivalents ...........................    $      1,707      $        921
   Accounts receivable, net of allowance of
      $3,204 and $2,871 respectively ...................          36,066            27,750
   Inventories .........................................          31,080            33,379
   Deferred income taxes ...............................           4,277             4,277
   Prepaid expenses ....................................             768               606
                                                            ------------      ------------
       Total current assets ............................          73,898            66,933
Property, plant and equipment ..........................           7,464             7,271
Deferred income taxes ..................................          19,019            22,367
Long-term receivables ..................................             667                --
Other assets ...........................................           2,524             1,970
                                                            ------------      ------------
       Total assets ....................................    $    103,572      $     98,541
                                                            ============      ============
Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term debt and
       revolving credit agreement ......................    $     32,552      $     34,684
   Accounts payable ....................................           9,987            10,178
   Accrued liabilities .................................          10,524             8,740
                                                            ------------      ------------
       Total current liabilities .......................          53,063            53,602
Long-term debt, less current maturities ................           3,208             4,242
Other long-term liabilities ............................           9,291             9,291
                                                            ------------      ------------
       Total liabilities ...............................          65,562            67,135
                                                            ------------      ------------
Stockholders' equity:
   Preferred stock, none issued ........................              --                --
   Common stock, $0.01 par value, 50,000,000
       shares authorized, 8,088,656 and 8,011,145
       shares issued and outstanding, respectively .....              81                80
   Additional paid-in capital ..........................          31,451            31,151
   Stock subscription receivable .......................            (581)           (1,421)
   Cumulative other comprehensive loss .................          (1,544)           (1,492)
   Retained earnings ...................................           8,603             3,088
                                                            ------------      ------------
        Stockholders' equity ...........................          38,010            31,406
                                                            ------------      ------------
       Total liabilities and stockholders' equity ......    $    103,572      $     98,541
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

             Rawlings Sporting Goods Company, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flow
                             (Amounts in thousands)
                                   (Unaudited)

                                                                             Nine Months Ended
                                                                                  May 31,
                                                                      ------------------------------
                                                                          2002             2001
                                                                      ------------      ------------

Cash flows from operating activities:
     Net income ...................................................   $      5,603      $      5,665
     Adjustments to reconcile net income
         to net cash used in continuing operations:
         Depreciation and amortization ............................          1,460             1,481
         Gain on sale of Springfield distribution center ..........             --            (1,115)

     Changes in operating assets and liabilities:
         Accounts receivable ......................................         (8,316)           (6,534)
         Inventories ..............................................          2,299            (3,432)
         Accounts payable .........................................           (191)           (2,325)
           Other ..................................................          3,701             4,180
                                                                      ------------      ------------
Net cash provided by (used in) continuing operations ..............          4,556            (2,080)
Net cash provided by discontinued operations ......................             --             1,125
                                                                      ------------      ------------
Net cash provided by (used in) operating activities ...............          4,556              (955)
                                                                      ------------      ------------

Cash flows from investing activities:
     Capital expenditures of continuing operations ................         (1,657)             (691)
     Capital expenditures of discontinued operations ..............             --               (55)
     Proceeds from sale of Springfield distribution center ........             --             2,376
     Proceeds from sale of discontinued operations ................             --             1,474
                                                                      ------------      ------------
Net cash provided by (used in) investing activities ...............         (1,657)            3,104
                                                                      ------------      ------------

Cash flows from financing activities:
     Net increase (decrease) in revolving credit agreement ........         (2,078)              893
     Repayments of long-term debt .................................         (1,088)           (4,049)
     Issuance of common stock .....................................            213               300
     Proceeds from stock subscription receivable ..................            840                --
                                                                      ------------      ------------
Net cash used in financing activities .............................         (2,113)           (2,856)
                                                                      ------------      ------------

Net increase (decrease) in cash and cash equivalents ..............            786              (707)
Cash and cash equivalents, beginning of period ....................            921             1,424
                                                                      ------------      ------------
Cash and cash equivalents, end of period ..........................   $      1,707      $        717
                                                                      ============      ============

The accompanying notes are an integral part of these consolidated statements.

             Rawlings Sporting Goods Company, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1: Summary of Significant Accounting Policies.

         The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to interim financial information and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Form 10-K for the year ended August 31, 2001 filed on November 28, 2001. In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair presentation of financial position and results of operations have been included therein. The results for the nine months ended May 31, 2002 are not necessarily indicative of the results that may be expected for a full fiscal year.

Note 2: Discontinued Segment

         On June 26, 2000 the Company made a strategic decision to seek a buyer for its Vic hockey business. Vic provided an extensive line of equipment for hockey teams including hockey sticks, hockey protective equipment and goalie protective equipment. The sale of the Vic hockey business was completed during the quarter ended May 31, 2001 under substantially the same terms as originally provided. Proceeds from the sale totaled $2,551,000 including cash of $1,474,000 at closing and $1,077,000 of 7% notes to be received through May 2004 which are included in Other Assets on the Consolidated Balance Sheet. Net revenues of the discontinued segment for the three months and nine months ended May 31, 2001 were $455,000 and $2,664,000, respectively.

Note 3: Unusual Expense (Income)

         In connection with the relocation of distribution facilities to a new single location in Washington, Missouri, the Springfield, Missouri distribution center was sold in September 2000. The move to Washington was completed in the fourth quarter of fiscal 2001. The gain on the sale of Springfield of $1,115,000 offset by $905,000 of transition costs incurred during the move to Washington has been included as unusual income in the Consolidated Statement of Income for the nine months ended May 31, 2001. Transition costs of $762,000 incurred during the move to Washington have been included as unusual expense for the three months ended May 31, 2001.

Note 4: Inventories

         Inventories consisted of the following (in thousands):

                                                    May 31,        August 31,
                                                     2002             2001
                                                 ------------     ------------

Raw materials ...............................    $      5,365     $      6,629
Work in process .............................             783              531
Finished goods ..............................          24,932           26,219
                                                 ------------     ------------
Total inventories ...........................    $     31,080     $     33,379
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

Note 6: Debt

         On December 28, 1999, the Company refinanced its credit facility by entering into a five-year credit agreement expiring December 1, 2004 with a financial institution. Actual availability is based on the Company's outstanding receivables and inventories. The facility also allows for a $2,000,000 seasonal advance from August 2002 through February 2003. Borrowings under the agreement are based on an interest rate of LIBOR plus 2.50 percent. A commitment fee of
0.50 percent is charged on any unused portion of the facility.

         The credit facility includes various covenants, including requirements that the Company achieve certain EBITDA levels as defined in the agreement, maintain a fixed charge ratio, limit capital expenditures and restrict the payment of dividends. The covenants for EBITDA and fixed charge ratio for the twelve months ended May 31, 2002 were $7,500,000 and 1.00, respectively. Actual EBITDA and fixed charge ratio for the same period were $7,512,000 and 1.09, respectively. The covenants for EBITDA and fixed charge ratio for the twelve months ended August 31, 2002 are $9,000,000, and 1.15, respectively. As of May 31, 2002, the Company is in compliance with the debt covenants related to the credit facility. Total unused availability under the credit facility at

May 31, 2002 was approximately $7,966,000. The Company believes its capital structure and current credit facility are adequate to provide for its short term and long term operations to the extent that the Company is able to satisfy the EBITDA and other covenants set forth in the credit facility.

Note 7: Comprehensive Income

         For the three months ended May 31, 2002 and May 31, 2001 comprehensive income was $1,247,000 and $578,000, respectively. Comprehensive income for the nine months ended May 31, 2002 and May 31, 2001 was $5,551,000 and $5,694,000,
respectively.

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

                                          Quarter Ended                    Nine Months Ended
                                             May 31,                            May 31,
                                  -----------------------------      -----------------------------
                                      2002             2001              2002             2001
                                  ------------     ------------      ------------     ------------

Net revenues
     Sports equipment             $     47,616     $     42,007      $    143,611     $    142,525
     Licensing                           1,631            1,460             4,086            3,886
                                  ------------     ------------      ------------     ------------
Consolidated net revenues         $     49,247     $     43,467      $    147,697     $    146,411
                                  ============     ============      ============     ============

Operating income (loss)
     Sports equipment             $      1,044     $       (256)     $      6,972     $      8,491
     Licensing                           1,631            1,460             4,086            3,886
                                  ------------     ------------      ------------     ------------
Consolidated operating income     $      2,675     $      1,204      $     11,058     $     12,377
                                  ============     ============      ============     ============


                                 May 31,         August 31,
                                  2002             2001
                              ------------     ------------
Total assets
     Sports equipment         $    102,051     $     98,222
     Licensing                       1,521              319
                              ------------     ------------
Consolidated total assets     $    103,572     $     98,541
                              ============     ============

Licensing revenues were $1,631,000 in the quarter ended May 31, 2002 which was $171,000, or 11.7 percent above the comparable prior year period. This increase was primarily attributable to greater revenues from the Company's footwear licensee partially offset by lower revenues from Asics, the Company's Japanese licensee.

Licensing revenues for the nine months ended May 31, 2002 were $4,086,000 or $200,000 greater than the nine months ended May 31, 2001. The improved revenues were primarily due to increased revenues from the Company's footwear licensee partially offset by lower revenues from Asics, the Company's Japanese licensee.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

General

         The Company was able to regain all of the first half 2002 sales decline in the third quarter of 2002. The Company continues to implement initiatives to decrease costs and increase sales. The Company believes that cost management opportunities exist as the Company realizes efficiencies of the consolidation of its distribution facilities. The Company expects to reduce selling, general and administrative expenses in fiscal year 2003 as the Company's licenses for NCAA basketball and Major League Baseball uniforms expire. As a result of the lower margins on the NCAA basketball and Major League Baseball Uniform licenses, the Company does not anticipate a decrease in earnings due to the non-renewal of these agreements. The unresolved labor issue in Major League Baseball and a weakened economy could adversely affect the Company's financial performance in the fourth quarter 2002 and fiscal year 2003.

RESULTS OF OPERATIONS

                       Quarter Ended May 31, 2002 Compared
                         with Quarter Ended May 31, 2001


         The Company's net revenues for the quarter ended May 31, 2002 were $49,247,000 or 13.3 percent greater than net revenues of $43,467,000 for the quarter ended May 31, 2001. The increase in net revenues was primarily the result of higher sales in all categories of baseball-related products. Baseballs and baseball gloves contributed $3,835,000 of the increase in the quarter ended May 31, 2002 compared to the comparable quarter in the prior year.

         The Company's gross profit for the quarter ended May 31, 2002 was $13,250,000 or 11.4 percent above the gross profit of $11,894,000 for the same quarter last year. The gross profit margin for the May 2002 quarter was 26.9 percent, 0.5 margin points under the 27.4 percent gross profit margin for the quarter ended May 31, 2001. The increase in gross profit was primarily due to the higher sales of baseball-related products partially offset by reduced margins for apparel and basketballs.

         Selling, general and administrative (SG&A) expenses for the three months ended May 31, 2002 were $10,575,000 or $647,000 above the comparable prior year quarter. SG&A expenses were 21.5 percent of net revenues or 1.3 percentage points below the May

2001 quarter. The increase in SG&A expenses was primarily related to distribution costs and royalties partially offset by lower commissions and advertising and promotion costs.

         The unusual expense item for the quarter ended May 31, 2001 of $762,000 represented transition costs incurred during the relocation of distribution facilities to a new single location in Washington, Missouri.

         Interest expense for the quarter ended May 31, 2002 was $668,000 or
42.5 percent lower than interest expense of $1,162,000 in the comparable quarter of the prior year. Lower average interest rates of 3.1 percentage points and lower average borrowings of $4,300,000 accounted for the decrease in interest expense.

         Net income for the three months ended May 31, 2002 was $1,164,000 compared to $120,000 in the comparable quarter last year. The net income improvement was primarily due to increased sales, lower interest expense and the transition costs incurred during the relocation of the distribution facilities in the May 2001 quarter, partially offset by higher SG&A expenses.

                         Nine Months Ended May 31, 2002
                Compared with the Nine Months Ended May 31, 2001

         The Company's net revenues for the nine months ended May 31, 2002 were $147,697,000 or 0.9 percent greater than the net revenues of $146,411,000 in the comparable period of the prior year. The increase in net revenues was primarily due to higher sales of baseball-related products.

         The Company's gross profit for the nine months ended May 31, 2002 was $42,132,000 or 1.4 percent lower than the gross profit of $42,744,000 for the nine months ended May 31, 2001. The gross profit margin of 28.5 percent was 0.7 margin points below the comparable prior year period. The decrease in gross profit was primarily due to lower margins for basketballs, footballs, and apparel partially offset by increased baseball-related product sales.

         SG&A expenses for the nine months ended May 31, 2002 of $31,074,000 were $497,000 greater than the $30,577,000 SG&A expenses in the comparable period last year. As a percent of net revenues SG&A expenses were 21.0 percent this year compared to 20.9 percent last year. Increased distribution costs and royalties partially offset by lower commissions and professional fees accounted for the higher SG&A expenses.

         The unusual income item for the nine months ended May 31, 2001 was comprised of the $1,115,000 gain on the sale of the Springfield, Missouri distribution center, offset by $905,000 of transition costs incurred during the move to Washington, Missouri.

         Interest expense for the nine months ended May 31, 2002 was $1,977,000 or $1,742,000 below the comparable prior year period. Lower average interest rates of 4.0 percentage points and lower average borrowings of $4,200,000 accounted for the decrease in interest expense.

         Net income for the nine months ended May 31, 2002 was $5,603,000 or $62,000 below net income of $5,665,000 for the nine months ended May 31, 2001.

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

Liquidity and Capital Resources

         Working capital increased by $7,504,000 during the nine months ended May 31, 2002 primarily as a result of an increase in accounts receivable and a decrease in short-term borrowings under the revolving credit agreement partially offset by a decrease in inventories.

         Net cash provided by operating activities for the nine months ended May 31, 2002 was $4,556,000 or $5,511,000 greater than the $955,000 used in the nine months ended May 31, 2001. The increase was primarily due to a reduction in inventories this year compared to an increase last year. Other cash provided by operating activities in 2002 included $3,349,000 related to the utilization of net operating loss carryforwards for tax purposes.

         Capital expenditures were $1,657,000 for the nine months ended May 31, 2002, compared to $746,000 in the comparable prior year period. The increase in capital expenditures was primarily related to upgrading the Washington, Missouri facility for certain manufacturing operations and for implementation and expansion of the Company's computer systems. The Company expects capital expenditures for fiscal 2002 to be approximately $1,800,000.

         The Company repaid $3,166,000 of its outstanding debt in the nine months ended May 31, 2002. This resulted in total debt as of May 31, 2002 of $35,760,000, which was $6,666,000, or 15.7 percent, lower than the total debt of $42,426,000 as of May 31, 2001.

         On December 28, 1999, the Company refinanced its credit facility by entering into a five-year credit agreement expiring December 1, 2004 with a financial institution. Actual availability is based on the Company's outstanding receivables and inventories. The facility also allows for a $2,000,000 seasonal advance from August 2002 through February 2003. Borrowings under the agreement are based on an interest rate of LIBOR plus 2.50 percent. A commitment fee of
0.50 percent is charged on any unused portion of the facility.

         The credit facility includes various covenants, including requirements that the Company achieve certain EBITDA levels as defined in the agreement, maintain a fixed charge ratio, limit capital expenditures and restrict the payment of dividends. The covenants for EBITDA and fixed charge ratio for the twelve months ended May 31, 2002 were $7,500,000 and 1.00, respectively. Actual EBITDA and fixed charge ratio for the same period were $7,512,000 and 1.09, respectively. The covenants for EBITDA and fixed charge ratio for the twelve months ended August 31, 2002 are $9,000,000, and 1.15, respectively. As of May 31, 2002, the Company is in compliance with the debt covenants related to the credit facility. Total unused availability under the credit facility at May 31, 2002 was approximately $7,966,000. The Company believes its capital structure and current credit facility are adequate to provide for its short term and long term operations to the extent that the Company is able to satisfy the EBITDA and other covenants set forth in the credit facility.

Seasonality

         Net revenues of baseball equipment and team uniforms are highly seasonal. Customers generally place orders with the Company for baseball-related products beginning in August for shipment beginning in November (pre-season orders). These pre-season orders from customers generally represent approximately 50 percent to 65 percent of the customers' anticipated needs for the entire baseball season. The amount of these pre-season orders generally determines the Company's net revenues and profitability between November 1 and February 28. The Company then receives additional orders (fill-in orders) which depend upon customers' actual sales of products during the baseball season (sell-through). Fill-in orders are typically received by the Company between February and May. These orders generally represent approximately 35 percent to 50 percent of the Company's sales of baseball-related products during a particular season. Pre-season orders for certain baseball-related products from certain customers are not required to be paid until early spring. These extended terms increase the risk of collectibility of accounts receivable. An increasing number of customers are on automatic replenishment systems; therefore, more orders are received on a ship-at-once basis. This change has resulted in shipments to the customer closer to the time the products are actually sold. This trend has and may continue to have the effect of shifting the seasonality and quarterly results of the Company with higher inventory and debt levels required to meet orders for immediate delivery. To offset these risks, the Company has a Port of Entry (POE) program to encourage retailers to place and receive early orders, as well as other changes in credit terms to reduce risk and debt levels. The sell-through of baseball-related products also affects the amount of inventory held by customers at the end of the season, which is carried over by the customer for sale in the next baseball season. Customers typically adjust their pre-season orders for the next baseball season to account for the level of inventory carried over from the preceding baseball season. Football equipment and team uniforms are both shipped by the Company and sold by retailers primarily in the period between March 1 and September 30. Basketballs and team uniforms generally are shipped and sold throughout the year. Because the Company's sales of baseball-related products exceed those of its other products, Rawlings' business is seasonal, with its highest net revenues and profitability recognized between November 1 and April 30.

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

         Financial projections are, by nature, uncertain forecasts of future results, which are not susceptible to precise measurement. The assumptions upon which the financial projections set forth herein are based are subject to significant financial, market, economic, regulatory and competitive uncertainties, contingencies, risks and other factors which are difficult or impossible to predict accurately, all of which are difficult to qualify and many of which are beyond the control of the Company. Accordingly, investors are cautioned not to place undue reliance on the financial projections since actual results may vary materially from the results reflected in the financial projections.

         The Company undertakes no obligation to update or revise forward-looking statements including the financial projections to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

         The Company has certain market risk exposures related to interest rates. The Company is exposed to market risks related to fluctuations in interest rates for its variable rate borrowings of $35,748,000 as of May 31, 2002. A change in interest rates of 1% on the balance outstanding at May 31, 2002 would cause a change in total annual pretax earnings and cash flows of $357,000 assuming other factors are held constant.

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

         None.

Item 5. Other Information

         None.

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  10.1 Waiver to Credit Agreement, dated as of April 9, 2002, among Rawlings Sporting Goods Company, Inc., General Electric Capital Corporation and the other Credit Parties signatory thereto.

         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  RAWLINGS SPORTING GOODS COMPANY, INC.



Date: July 12, 2002               /s/ STEPHEN M. O'HARA
                                  ----------------------------------------------
                                      Stephen M. O'Hara
                                      Chairman of the Board and
                                      Chief Executive Officer



Date: July 12, 2002               /s/ WILLIAM F. LACEY
                                  ----------------------------------------------
                                      William F. Lacey
                                      Vice President and Chief Financial Officer
                                      (Principal Accounting Officer)