Form 10-K
period 2002-08-31
RAWLINGS SPORTING GOODS CO INC
filed 2002-11-27
CIK 921915

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the fiscal year ended August 31, 2002.


                         Commission File Number: 0-24450

                      RAWLINGS SPORTING GOODS COMPANY, INC.
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                       43-1674348
---------------------------------           ------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

  1859 Bowles Avenue, Fenton, Missouri                    63026
------------------------------------------            --------------
 (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (636) 349-3500
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting Common Stock held by nonaffiliates of the registrant as of October 31, 2002 was $44,164,062.

         The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of October 31, 2002 was 8,088,656.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's proxy statement for the annual meeting of stockholders are incorporated by reference into Items 10, 11, 12 and 13 of Part III of this report

                                TABLE OF CONTENTS



                                                                                                               Page

PART I           .................................................................................................1
------
     Item 1.     Business.........................................................................................1
     Item 2.     Properties......................................................................................14
     Item 3.     Legal Proceedings...............................................................................15
     Item 4.     Submission of Matters to a Vote of Security Holders.............................................15

PART II          ................................................................................................15
-------
     Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters...........................15
     Item 6.     Selected Financial Data.........................................................................17
     Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations...........18
     Item 7a.    Quantitative and Qualitative Disclosures Above Market Risk......................................22
     Item 8.     Financial Statements and Supplementary Data ....................................................23
     Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............43

PART III         ................................................................................................44
--------
     Item 10.    Directors and Executive Officers of the Registrant..............................................44
     Item 11.    Executive Compensation..........................................................................45
     Item 12.    Security Ownership of Certain Beneficial Owners and Management..................................45
     Item 13.    Certain Relationships and Related Transactions..................................................45
     Item 14.    Controls and Procedures.........................................................................45
     Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.................................45

                                     PART I

ITEM 1.  BUSINESS.

General

         Rawlings Sporting Goods Company, Inc. ("Rawlings" or the "Company"), is the leading marketer and manufacturer of baseball equipment in North America and also is a leading supplier of other team sports equipment in North America and, through its licensee, of baseball equipment and uniforms in Japan. Under the Rawlings(R) brand name, the Company provides an extensive line of equipment and team uniforms for the sports of baseball, basketball and football. The Company's products are sold through a variety of distribution channels, including mass merchandisers, sporting goods retailers and institutional sporting goods dealers. The Company has the exclusive right, for which it pays royalty fees, to use the logos of certain sports organizations and events on selected baseball products, including the logos of Major League Baseball (MLB), All-Star Game and World Series games, and National Collegiate Athletic Association (the "NCAA"). In addition, Rawlings' products are endorsed by more than 35 college coaches, 28 sports organizations and numerous athletes, including approximately 700 Major League Baseball players. These persons or entities have entered into agreements with the Company under which they are paid or provided products for endorsing Rawlings' products or for permitting the Company to use their names or logos.

         Rawlings was founded in 1887 and since then, the Company has established a long-standing tradition of innovation in team sports equipment and uniforms, including the development and introduction of the first football shoulder pads in 1902, the original deep pocket baseball glove in 1920 and double knit nylon and cotton uniforms for Major League Baseball in 1970. Recent product innovations include the three-finger Vise glove and the ten panel (Ten) basketball. Today, Rawlings manufactures and distributes a broad array of team sports equipment and products, including baseball gloves, baseballs, baseball bats, batter's helmets, catcher's and umpire's protective gear, basketballs, footballs, volleyballs, soccer balls, football shoulder pads and other protective gear, team uniforms and various team sports accessories. In addition, licensees of the Company sell numerous products including athletic shoes, socks, and apparel, using the Rawlings(R) brand name and logo.

         Since 1977, the Company has been the exclusive supplier of baseballs to the National and American Leagues, the All-Star Game and the World Series games, with agreements expiring in 2005 for the All-Star Game and World Series games. In 1999, Rawlings extended its exclusive rights to the National and American Leagues through 2005 and in 2000 amended this agreement to combine both league balls to one MLB ball. Since 1994, the Company has been the exclusive supplier of baseballs to 19 Minor Leagues with the agreement expiring in 2003. The Company is the leading supplier of baseball gloves to Major and Minor League players.

         In 1999, Rawlings became the official supplier of baseballs for the NCAA baseball World Series and tournament with an agreement expiring in 2004. Since 1986, Rawlings had been the exclusive supplier of basketballs for the NCAA Men's and Women's Division I, II and III tournament championship games, including the Final Four under an agreement, that expired in August 2002 and was not renewed. In October, 2002 Rawlings became the official sponsor of the National Federation of State High School Associations (NFHS) for baseballs, softballs, basketballs, footballs, soccer balls, and volleyballs.

Products and Markets

         The following is a summary of net revenues by principal product line for the three fiscal years ended August 31, 2002. Also, refer to Note 17 of the financial statements for additional information on the Company's operating segments.

              Net Revenues by Segment and Primary Product Category
                              (Amounts in millions)
                                   (Unaudited)


                                                                                 Years Ended August 31,
                                                                    ------------------------------------------------
                                                                      2002                2001                2000
                                                                    ------------------------------------------------
Sports Equipment:
     Baseball                                                        $108.8               $107.0              $107.6
     Basketball, football, soccer, and volleyball                      31.0                 33.6                32.6
     Apparel                                                           24.9                 25.7                24.4
     Miscellaneous                                                      3.5                  3.1                 3.7


Licensing                                                               5.5                  5.1                 5.6
--------------------------------------------------------------------------------------------------------------------
         Net Revenues                                                $173.7               $174.5              $173.9
--------------------------------------------------------------------------------------------------------------------

Sports Equipment

         Baseball. The Company is a leading supplier of baseball equipment in North America and, through its licensee, in Japan. The Company's products in this area include baseball gloves, baseballs, softballs, batter's helmets, catcher's and umpire's protective equipment, aluminum and wood baseball bats, batter's gloves and miscellaneous accessories.

         Rawlings believes it is the leading supplier and offers the broadest selection of baseball gloves in North America. The Company offers approximately 138 styles, which are often customized to meet customer preferences. Its gloves range in retail price from $5.99 for beginners to more than $330.00 for the Pro Preferred(R) series introduced in 2000. Rawlings' Heart of the Hide(R) series and the Pro Preferred(R) series are used by more than half of the Major League Baseball players. Rawlings developed the original deep pocket glove in 1920. The Company designed this glove in consultation with Bill Doak, a spitball throwing southpaw with the St. Louis Cardinals, establishing the Company's tradition of developing innovative products in consultation with players and coaches. Rawlings has continued to be a leader in baseball glove design and innovation and has patented a number of designs, including the Trap-Eze(R) pocket design featuring a modified web giving the appearance of a six-finger glove, the Fastback(R) closed back design, the Basket-Web(R) pocket design which features interwoven strips forming a natural break on the back to assist in closing the glove and the Pad Lock(TM) design which uses an adjustable inner cushion pad and velcro wrist strap to stabilize the hand inside the glove. In 2002 the Company introduced the Vise glove which has a three-finger design with an expanded pocket area which causes the glove to collapse around the ball.

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

         Rawlings believes that it is the leading supplier of baseball protective equipment in North America. In 2001, the Company introduced the new 950 series of protective equipment, which molds the catcher's chest protector and leg guard to the catcher's body shape. In 1996, the Company introduced the pony tail batter's helmet for women. In 1995, the Company introduced a one size fits all batter's helmet that received the award for most innovative product design at the 1995 National Sporting Goods Association trade show.

         Rawlings believes that it is the second leading supplier of wood baseball bats sold in North America. The Company sells bats to a number of Major League and Minor League teams. The Rawlings' line of wood bats is manufactured at its Dolgeville, New York facility under the Rawlings(R) and Adirondack(R) names.

         The Company has launched a line of aluminum baseball and softball bats, highlighted by its new 1050 series and slow-pitch Silverback bats. The Company has targeted aluminum bats for aggressive growth in future years. The Company is also seeking growth in softballs and batter's gloves which are categories the Company believes it has substantial growth potential.

         Basketball, Football, Soccer and Volleyball. Rawlings sells 30 different models of basketballs, including full-grain, composite and synthetic leather and rubber basketballs for men and women in both the youth and adult markets. Rawlings recently introduced its patented Ten basketball which uses ten panels to improve handling, grip, control, and shooting. The Company is the official supplier of basketballs to the National Association of Intercollegiate Athletics and the National Junior College Athletic Association. Since 1986, Rawlings had been the exclusive supplier of basketballs for the NCAA Men's and Women's Division I, II and III championship games (including the Final Four). The basketball contract with the NCAA expired in August 2002 and was not renewed.

         Rawlings sells 28 different models of footballs, including full-grain and split leather, vinyl and rubber for both the youth and adult markets. In addition, the Company sells college football shoulder pads, other protective gear (other than football helmets) and accessories. Rawlings supplies the official football to the National Association of Intercollegiate Athletics. In October, 2002 Rawlings signed an agreement to be the official sponsor of NFHS basketballs, footballs, soccer balls, and volleyballs, as well as baseballs and softballs. The Company expects to promote the NFHS balls at retail. The Company has also recently launched new soccer ball and volleyball lines for retail sale and team use.

         Apparel. Rawlings has been selling team uniforms for approximately 100 years. Under an agreement with Major League Baseball, Rawlings is the official uniform for eight Major League Baseball teams and has the exclusive retail rights for authentic uniforms for these teams. The Company also sells uniforms to 80 Minor League teams. The Company determined that the cost of the Major League Baseball uniform contract was not an economically justifiable expense therefore the Company does not expect to renew the contract when it expires in December 2002. Apparel comprised 14.3 percent of the net revenues of the Company in the year ended August 31, 2002. Approximately 37 percent of the apparel revenues were from sales of custom uniforms, which are manufactured in the Company's Licking, Missouri facility. Rawlings has announced its intention to close the Licking facility in mid 2003 and move production to the Company's Costa Rica and Washington, Missouri facilities. Rawlings believes it has growth opportunities in its current team apparel business, as well as, in the larger active wear apparel market. The Company has recently reorganized its marketing team to better focus on building its apparel business.

         Miscellaneous. Rawlings derives other net revenues from its outlet store and from its leather tanning facility. The outlet store sells seconds, irregular quality, discontinued and overstocked items. Approximately 35 percent of the leather tanned at Rawlings' tanning facility is sold to third parties for use in a variety of products.

Licensing

         For the year ended August 31, 2002, the Company generated $5.5 million of licensing revenues on approximately $121 million of sales made by third parties in Japan, the United States and Italy of products on which the Rawlings(R) brand name appeared under licensing agreements with the Company. Rawlings has licensed the use of its brand name since the mid-1970s when it licensed a Japanese company to use the Rawlings(R) brand name on clothing sold in Japan. Since then, Rawlings has licensed its name to ASICS Corporation, a leading Japanese sporting goods company, for use on all types of baseball equipment, team uniforms and clothing sold in Japan. In 2000, the license with ASICS Corporation was expanded to include all active wear in Japan.

         In the United States, Rawlings currently has licensing agreements with 12 companies, which are using the Rawlings(R) brand name on various products including shoes, socks, games and toys, golf equipment, sports bags, apparel and baseball accessories. The Company also has a licensing agreement with a company in Italy selling activewear. The Company retains the right under its licensing agreements to sample and inspect all licensed products to ensure that products bearing the Rawlings(R) brand name meet the Company's quality standards.

         The Company intends to continue to license the Rawlings(R) brand name to strategically extend the name to other related quality products and to new geographic areas. The Company believes that such strategic licensing will enhance the Company's image, consumer recognition and sales of all of its products. In July 2002 Rawlings entered into an agreement with Equity Management, Inc., a licensing management firm, to expand the Company's licensing line and manage the overall program.

Foreign

         The Company's foreign net revenues constituted approximately 4.7 percent of its total net revenues in the year ended August 31, 2002. Rawlings currently distributes its products in more than 55 countries primarily through independent distributors. Of the Company's foreign net revenues in the year ended August 31, 2002, approximately $4.2 million, or 2.4 percent of total net sales, came from direct sales in Canada.

         The Company works closely with foreign sports organizations to build participation levels in American team sports outside of the U.S. The Company supplies baseball, basketball and football equipment and team uniforms to international sports organizations, and to leagues in Puerto Rico and various foreign countries. Due to the growing international popularity of American team sports, the Company believes that opportunities exist to increase its foreign net revenues.

Sales, Marketing and Distribution

         Rawlings' products are sold worldwide. In the United States, Rawlings sells directly to approximately 4,700 customers including local sporting goods stores, institutional dealers (entities that service the sports equipment needs of high school, collegiate and amateur sports organizations), regional sporting goods chains (such as Dick's and Modell's), national sporting goods chains (such as Gart's and The Sports Authority) and mass merchandisers (such as Wal-Mart, Target and Kmart). In recent years, sales to sporting goods chains and mass merchandisers have accounted for an increasing amount of the net revenues of Rawlings. Sales to the ten largest customers of Rawlings constituted approximately 43 percent of the total net revenues of Rawlings in the year ended August 31, 2002 including one customer (Wal-Mart) which accounted for approximately 17 percent of 2002 net revenues.

         The Company has 42 direct sales employees and six manufacturers' representatives who sell its products in the United States. The Company has two separate sales forces, one to serve larger retail accounts and one to service institutional dealers and local sporting goods stores. Sales in Canada are handled by seven manufacturers' representatives. In addition, seven employees directly service professional and college teams, coaches and athletes. The Company primarily utilizes distributors to sell products overseas, except in Japan, which is covered by licensing agreements. Rawlings' products are currently distributed from its facilities in Washington and Licking, Missouri; Dolgeville, New York; Tullahoma, Tennessee and Brantford, Ontario, Canada.

         The consolidation of the Company's distribution facilities formerly located in Springfield, Missouri to a single location in Washington, Missouri was completed in the fourth quarter of fiscal 2001. Distribution formerly at Ava, Missouri was consolidated into Washington in the first quarter of 2002 and distribution currently handled in Licking, Missouri is expected to be consolidated into Washington in 2003.

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

Affiliations and Endorsements

         Rawlings has the right to use the logos of several professional and amateur sports organizations and events on certain of its products. These arrangements include: Major League Baseball Properties, Inc. (National League, American League, All-Star, World Series, Divisional Playoffs and League Championship Series games); the NCAA (baseball games); 19 Minor Leagues (Minor League games); the NFHS; the National Association of Intercollegiate Athletics; the National Junior College Athletic Association; and the Men's Senior Baseball League.

         In addition, the Company's baseball products are endorsed by numerous athletes, including approximately 700 Major League Baseball players such as Ken Griffey Jr., Derek Jeter, Randy Johnson, Pedro Martinez, Alex Rodriquez and Sammy Sosa. The Company's basketball products carry endorsements from approximately 24 college coaches including basketball's Lute Olson, Quin Snyder, and Kristy Curry. The Company's football products are endorsed by Peyton Manning of the Indianapolis Colts.

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

         The licensing agreements with Major League Baseball Properties, Inc. and the 19 Minor Leagues, under which Rawlings is licensed to produce the baseballs used in the Major League games, All-Star, World Series, Divisional Playoffs and League Championship Series games, the official baseballs for the Minor League games; the NCAA baseball contract, and the NFHS baseball, softball, basketball, football, soccer ball and volleyball contract, provide that the agreements will be subject to termination upon a change of control of Rawlings, as defined in the agreements, unless the change of control is approved by Major League Baseball Properties, Inc., the Minor Leagues, the NCAA or the NFHS.

Manufacturing, Product Procurement and Raw Materials

         Products manufactured in Rawlings' five plants constituted approximately 23 percent of its net revenues in the year ended August 31, 2002 and the balance was derived from the sale of products manufactured by third-parties in Asia, Latin America, Canada, South Africa, and the United States, and from licensing fees. The third-party sourced products are manufactured according to the Company's specifications. Five third-party manufacturers account for approximately 61 percent of the Company's raw material and finished goods purchases. The Company seeks to establish and build close working relationships with its third-party manufacturers that emphasize service, quality, reliability, loyalty and commitment. The Company continually monitors its sourced products to ensure they meet the Company's quality standards. The Company's arrangements with its non U.S. suppliers are subject to the risks of doing business abroad. The Company believes that the loss of any one of its non U.S. manufacturers while causing temporary difficulties would not have a material adverse effect on the Company's business and results of operations because other manufacturers are available to fulfill the Company's requirements.

         Rawlings operates five manufacturing facilities in the United States and Costa Rica where it makes baseballs, apparel, baseball gloves, injection molded batter's helmets and wood baseball bats, tans leather and performs other miscellaneous value added processes. The Company recently announced its intention to close the Licking, Missouri apparel manufacturing facility in mid 2003. Production will be moved to Rawlings' Costa Rica and Washington, Missouri facilities. The relocation of the manufacturing operations performed at Ava, Missouri to the new location in Washington, Missouri began in the fourth quarter of fiscal 2001 and was completed in the first quarter of fiscal 2002. The Company's philosophy is to manufacture internally when it provides a competitive advantage; otherwise, the Company seeks to outsource production.

         Rawlings obtains its raw materials from various sources which it considers to be adequate for fulfilling its requirements. To assure access to the highest quality leather for its baseballs, the Company acquired its Tennessee leather tanning facility in 1985. The Company depends upon a limited number of vendors for leather for its Pro Preferred(R) and Heart of the Hide(R) baseball gloves. If any of these sources of raw materials were unavailable to the Company, the Company's operations could be adversely affected until alternative sources were found in the necessary quantities.

Trademarks and Patents

         The Rawlings(R) brand name and logo and the red "R"(R) logo as well as a number of product trademarks, including Finest in the Field(R), Rawlings Gold Glove Award(R), The Mark of a Pro(R), and ProPreferred(R) are protected trademarks in various countries. As of August 31, 2002, Rawlings held 35 U.S. and 8 non U.S. patents, and had 3 U.S. and 23 non U.S. patent applications pending. Although Rawlings believes that collectively its patents are important to its business, the loss of any one patent would not have a material adverse effect on the Company's business and results of operations.

Competition

         Rawlings competes with numerous national and international companies which manufacture and distribute broad lines of sporting goods and related equipment and sports clothing as well as numerous manufacturers and suppliers of a limited variety of such products. Certain of the Company's competitors offer sports equipment not sold by the Company. Some of the Company's competitors are larger and have substantially greater financial and other resources than Rawlings. The Company's principal competitors include Wilson Sporting Goods Company (a wholly owned subsidiary of Amer Group Ltd.), Nike, Easton, Hillerich & Bradsby, and Mizuno Company Limited in the baseball product line; Wilson Sporting Goods Company, Spalding, Nike and Riddell Sports Inc. in the basketball and football lines; and Russell Corporation, Majestic and Wilson Sporting Goods Company in the apparel line. While Rawlings is one of the leading manufacturers and distributors of team sports equipment in North America, competition in the sporting goods industry is intense and is based upon quality, price, product features and brand recognition. In addition, the competitive barriers to entry into the sporting goods industry in general are not significant.

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

         Pre-season orders for certain baseball-related products from certain customers are not required to be paid until early spring. These extended terms increase the risk of collectibility of accounts receivable. Most of the Company's large customers are on automatic replenishment systems; therefore, more orders are received on a ship-at-once basis. This results in the Company producing or purchasing inventory against customer forecasts and shipping to the customer closer to the time the products are actually sold. This process to meet orders for immediate delivery increases inventory and debt levels and creates inventory forecast risks. To offset these risks, the Company has a Port of Entry (POE) program to encourage retailers to place and receive early orders.

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

Employees

         As of August 31, 2002, Rawlings employed approximately 935 people on a full-time basis, of whom 482 were based in the United States, 445 in Costa Rica and 8 in Canada. Of the total number of employees, approximately 780 were engaged in manufacturing and distribution, 108 were engaged in marketing and sales and 47 were engaged in administration. Approximately 128 of Rawlings' domestic employees are represented by the Union of Needletrades of Industrial Textile Employees, AFL-CIO-CLC or the Local 682 of the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America, under collective bargaining agreements which expire in November 2002 and February 2003, respectively. Both of these agreements automatically renew for a period of twelve months from year to year thereafter, unless modified or terminated by written notice at least sixty days prior to any subsequent anniversary date. The Union of Needletrades of Industrial Textile Employees, AFL-CIO-CLC Agreement has been extended until November 2003. Rawlings believes that relations with its employees are good and that the collective bargaining agreements will be extended without material changes from the current contract.

         In addition, as of August 31, 2002 approximately 172 people were engaged in manufacturing and distribution at the Company's Washington, Missouri location under an employee lease agreement.

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

         Dependence on Baseball. Sales of baseball-related products constituted approximately 63 percent of the total net revenues of Rawlings in the year ended August 31, 2002. Adverse publicity or news coverage regarding professional or amateur baseball, strikes or other stoppages in play by athletes or umpires could create fan disaffection that could have a material adverse effect on the Company's sales. The loss of the Major League Baseball exclusive supplier contract could have a material adverse effect on the Company's sales as could poor weather conditions during the spring baseball retail-selling season.

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

         Seasonality. Customers generally place orders with the Company for baseball-related products beginning in August for shipment beginning in November (pre-season orders). However, a large part of the Company's orders arrive after February as ship-at-once orders against a retailer's forecast or as fill-in orders. Because the Company's sales of baseball-related products exceed those of its other products, Rawlings' business is seasonal, with its highest net revenues and profitability recognized between November 1 and April 30. This seasonality requires working capital and expense investments before revenues are certain. Inaccurate forecasting could inflate working capital, depress profitability and increase debt.

         Reliance on Certain Customers. Sales to the ten largest customers of Rawlings constituted approximately 43 percent of the total net revenues of Rawlings in the year ended August 31, 2002, including one customer, Wal-Mart, which accounted for approximately 17 percent of 2002 net revenues. Although the Company has long-established relationships with many of its customers, the Company does not have long-term supply contracts with them. A decrease in business from any of its major customers could have a material adverse effect on the Company's results of operations and financial condition.

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

         Competition. Rawlings competes with numerous national and international companies, which manufacture and distribute broad lines of sporting goods and related equipment and sports clothing. Some of the Company's competitors (e.g.
Nike) are larger and have substantially greater financial and other resources than Rawlings. A change in the competitive environment could have an adverse effect on the Company's results of operations and financial condition.

         Credit Agreement Restrictions. In December 1999, the Company refinanced its long-term credit facility. The credit facility is asset-based and supported by the Company's receivables, inventory and property, plant and equipment. Additionally, the facility provides for an incremental seasonal advance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." The Company's credit agreement with its existing lender contains certain restrictions on the Company, including maintaining certain financial ratios, restricting payment of cash dividends, restricting incurrence of additional indebtedness and limiting capital expenditures. There can be no assurance that the Company will be able to achieve and maintain compliance with those restrictions or obtain waivers to any non-compliance.

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

         Additional Factors. Additional risks and uncertainties that may affect future results of operations, financial condition or business of the Company include, but are not limited to: (i) interest in collectible sports memorabilia and the financial condition of memorabilia resellers; (ii) demand for the Company's products; (iii) the effect of economic and industry conditions on prices for the Company's products and its cost structure; (iv) changes in the currency exchange rate related to the Japanese yen; (v) negative reports by brokerage firms, industry and financial analysts regarding the Company or its products which may have the effect of reducing the reputation, goodwill or customer demand for, or confidence in, the Company's products; and (vi) the ability to attract and retain capital for growth and operations on competitive terms. (See discussion above on Credit Agreement restrictions.)

EXECUTIVE OFFICERS OF THE REGISTRANT



        NAME                          AGE                          POSITION
----------------------                ----        --------------------------------------------------
Stephen M. O'Hara                     47          Chairman of the Board and Chief Executive Officer
Howard B. Keene                       60          President
Ted C. Sizemore                       57          Senior Vice President, Worldwide Baseball Affairs
William F. Lacey                      45          Vice President and Chief Financial Officer
J. Michael Thompson                   45          Vice President, Sales
James M. Hughes                       51          Vice President, Pro Baseball
Kenneth C. West                       60          Vice President, Manufacturing
Stanley W. Lippelman                  34          Vice President, Marketing



         Stephen M. O'Hara has served as Chairman of the Board and Chief Executive Officer since November 1998. From November 1994 until August 1998, Mr. O'Hara served as President of Specialty Catalog Corporation (SC), a public company, which was a direct marketer of niche consumer products. From November 1991 through November 1994, Mr. O'Hara was President of SC's largest subsidiary, Wigs by Paula, Inc. Prior to 1991, Mr. O'Hara held various marketing and general management positions at consumer product companies including Procter & Gamble, Kraft General Foods and CML Group. Mr. O'Hara has a MBA degree from the Harvard Graduate School of Business and an AB degree from Harvard College.

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

         James M. Hughes has served as Vice President, Pro Baseball since August 2001, with primary responsibility for promoting the Company's brand name in professional baseball. Mr. Hughes joined Rawlings in June 1982 as a professional and college representative and was promoted in January 1993 to Director Pro Department. Prior to 1982, Mr. Hughes was a Major League and Minor League Baseball player including pitching for the Minnesota Twins in 1974 through 1977. Mr. Hughes has an undergraduate degree from Cal State Fullerton.

         Kenneth C. West has served as Vice President, Manufacturing since June 2002. From April 2000 to June 2002 Mr. West served as Vice President, Manufacturing and Distribution. From December 1997 until April 2000, Mr. West was Vice President, Operations of Designer Checks, Inc., a manufacturer of direct to consumer bank checks. From December 1994 to December 1997 Mr. West served as Director of Engineering, ultimately Vice President, Manufacturing of DP Fitness, Inc. (aka Diversified Products Corporation) a manufacturer of home fitness products. Prior to 1994 Mr. West held various manufacturing and engineering positions at consumer products companies including Ryobi Motor Products, Inc., Toastmaster Inc., W.L.Jackson Manufacturing Company and Olin Corporation. Mr. West has an undergraduate degree from Columbia College.

         Stanley W. Lippelman has served as Vice President, Marketing since June 2002. From October 2000 until May 2002, Mr. Lippelman served as the Director of Consumer Marketing and assumed responsibility for Research and Development in November 2001. Prior to 2000, Mr. Lippelman held various marketing positions at General Mills and Noble and Associates, a full service advertising and promotional agency. Mr. Lippelman has a MBA degree from The Darden School of Business at the University of Virginia and an undergraduate degree from Southwest Missouri State University.

ITEM 2. PROPERTIES

         The following table sets forth certain information as of August 31, 2002 relating to Rawlings' principal properties:

                                                                                                Approximate          Owned or
            Location                                   Purpose/Products                        Size (sq. ft.)         Leased
 --------------------------------    -----------------------------------------------------    -----------------    -------------
 Washington, Missouri                Warehouse/distribution center, manufacturing of              432,000             Leased
                                     injection molded batter's helmets and baseball
                                     gloves, as well as, ball inflation and customization
                                     and apparel lettering application

 Licking, Missouri                   Manufacturing of apparel                                      55,400             Owned
 (two facilities)                                                                                  55,000             Leased

 Dolgeville, New York                Manufacturing of wood baseball bats                           80,500             Owned
 (three properties)

 Tullahoma, Tennessee                Leather tanning                                               69,000             Owned

 Turrialba, Costa Rica               Manufacturing of baseballs and apparel                        54,000             Owned

 Fenton, Missouri                    Corporate headquarters                                        26,100             Leased

 Brantford,                          Warehouse/ Canadian distribution center and sales             20,000             Leased
 Ontario, Canada                     office

 Ava, Missouri                       Baseball glove repair (lease not renewed as of                 1,450             Leased
                                     September 1, 2002)

         In addition, Rawlings leases 6,615 square feet for an outlet store in Reading, Pennsylvania. Rawlings also leases space for four regional sales offices and an office for the Vice President, Pro Baseball.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

STOCK EXCHANGE LISTING

         Rawlings' common stock is quoted on the Nasdaq National Market System under the symbol RAWL. As of August 31, 2002, there were 691 shareholders of record. The following table indicates the quarterly high and low closing prices for the stock and the quarter-end closing prices.

             Common Stock            High           Low           Close
       --------------------------------------------------------------------
       2002       4th Qtr.       $   5.81       $  4.93        $  5.37
                  3rd Qtr            6.14          4.86           5.15
                  2nd Qtr            4.90          2.85           4.88
                  1st Qtr            4.25          2.50           2.70

       2001       4th Qtr.       $   5.25       $  4.05        $  4.20
                  3rd Qtr            5.30          3.938          5.25
                  2nd Qtr            6.188         3.813          4.50
                  1st Qtr            6.50          4.813          5.563

         In November 1997 the Company issued warrants to purchase 925,804 shares of common stock at $12.00 per share to Bull Run Corporation for $3.07 per warrant. These warrants expired in November 2001.

         The Company has paid no dividends. The Company's existing amended and restated credit agreement has certain requirements including a restriction on the Company's ability to pay cash dividends.

       DISCLOSURE WITH RESPECT TO THE COMPANY'S EQUITY COMPENSATION PLANS


         The Company maintains the Rawlings Sporting Goods Company, Inc. 1994 Long-Term Incentive Plan (the "Incentive Plan"), the Rawlings Sporting Goods Company, Inc. 1994 Non-Employee Directors' Stock Plan (the "1994 Directors' Plan") and the Rawlings Sporting Goods Company, Inc. 2000 Non-Employee Directors' Stock Plan (the "2000 Directors' Plan"). In addition, the Company has entered into an individual arrangement with its Chairman of the Board and Chief Executive Officer, Mr. Stephen O'Hara, providing for the grant of options in certain circumstances described below.

  ---------------------------------------------------------------------------------------------------------
           PLAN CATEGORY            NUMBER OF SECURITIES        WEIGHTED-AVERAGE       NUMBER OF SECURITIES
                                      TO BE ISSUED UPON        EXERCISE PRICE OF        REMAINING AVAILABLE
                                         EXERCISE OF          OUTSTANDING OPTIONS,      FOR FUTURE ISSUANCE
                                    OUTSTANDING OPTIONS,      WARRANTS AND RIGHTS          UNDER EQUITY
                                     WARRANTS AND RIGHTS                                COMPENSATION PLANS
                                                                                       (EXCLUDING SECURITIES
                                                                                        REFLECTED IN COLUMN
                                                                                               (A))
  ---------------------------------------------------------------------------------------------------------
                                             (A)                      (B)                       (C)
  ---------------------------------------------------------------------------------------------------------
   EQUITY COMPENSATION PLANS              1,013,702(1)               $7.75                      156,054(2)
    APPROVED BY SECURITY HOLDERS
  ---------------------------------------------------------------------------------------------------------
   EQUITY COMPENSATION PLANS NOT            421,415(3)               $9.20                       53,585(4)
    APPROVED BY SECURITY HOLDERS
  ---------------------------------------------------------------------------------------------------------
               TOTAL                       1,435,117                 $8.18                      209,639
  ---------------------------------------------------------------------------------------------------------


(1) Represents options granted under the Incentive Plan and the 1994 Directors' Plan, each of which was previously approved by the Company's shareholders.

(2) Includes 32,499 shares available under the Incentive Plan that may be issued upon the exercise of stock options or granted in the form of stock appreciation rights, restricted stock, deferred stock, dividend equivalent rights, bonus stock or stock in lieu of certain cash obligations; and 123,555 shares available under the 1994 Directors' Plan that may be issued upon the exercise of stock options or granted as deferred stock in lieu of cash directors' fees.

(3) Represents options granted under the 2000 Directors' Plan and the Company's employment agreement with Mr. O'Hara.

(4) Includes 11,375 shares available under the 2000 Directors' Plan that may be issued upon the exercise of stock options or granted as deferred stock in lieu of cash directors' fees.

         Description of Non-Shareholder Approved Plans. The terms of the 2000 Directors' Plan are described in Note 13 of the Notes to Consolidated Financial Statements contained herein.

         The Company's employment agreement with Mr. O'Hara provides for an initial grant of options to purchase shares of the Company's common stock that became exercisable in five equal annual installments commencing on October 30, 1998. The options expire on November 1, 2003. In addition, Mr. O'Hara receives an option to purchase two shares of the Company's common stock for each share of common stock Mr. O'Hara purchases up to the first 20,000 shares purchased annually. The exercise price of such options is equal to the price at which Mr. O'Hara purchases the common stock. Any options granted to Mr. O'Hara as a result of his open market purchases expire on the fifth anniversary of the date such options are granted.

ITEM 6. SELECTED FINANCIAL DATA.

FIVE-YEAR FINANCIAL HIGHLIGHTS

The following table sets forth selected historical consolidated financial data for the business conducted by Rawlings Sporting Goods Company, Inc. (Rawlings or the Company) for the five fiscal years ended August 31, 2002.

(Amounts in thousands, except per share data)

                                                                             Years Ended August 31,
                                                          -------------------------------------------------------------
                                                             2002         2001        2000        1999         1998
                                                          -------------------------------------------------------------
             INCOME STATEMENT DATA :
               Net revenues                                $ 173,712   $ 174,528   $ 173,903    $ 159,765    $ 164,393
               Operating income                                7,618       6,853       8,096        2,151       10,714
               Income (loss) from continuing operations
                 before extraordinary item                     3,347       1,757       1,281       (2,482)       4,151
               Net income (loss)                               3,347       1,757     (13,005)      (3,361)       3,660
               Income (loss) per common share, basic and
                 diluted:
                 Continuing operations                          0.41        0.22        0.16        (0.32)        0.53
                 Net income (loss)                              0.41        0.22       (1.64)       (0.43)        0.47

               BALANCE SHEET DATA:
               Total assets                                $  91,833   $  98,541   $ 108,725    $ 120,675    $ 131,838
               Total debt, including current maturities       29,978      38,926      45,582       51,148       57,109

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

YEAR ENDED AUGUST 31, 2002 COMPARED TO THE YEAR ENDED AUGUST 31, 2001

RESULTS OF OPERATIONS

Net revenues for the year ended August 31, 2002 (2002) were $173,712,000 or 0.5 percent below net revenues of $174,528,000 for the year ended August 31, 2001
(2001). The decrease in net revenues was primarily due to lower sales of footballs, basketballs and apparel partially offset by higher sales of baseball-related products.

Licensing revenues for 2002 were $5,546,000 or $475,000 above 2001. $373,000 of the increase is attributable to a golf products licensee, primarily due to a 2002 early termination fee of the license agreement. Improved revenues from the Company's footwear licensee partially offset by lower revenues from Asics, the Japanese licensee, also contributed to the higher revenues in 2002.

Gross profit in 2002 was $48,776,000, $1,244,000, or 2.6 percent, greater than the gross profit of $47,532,000 in 2001. The gross profit margin of 28.1 percent for 2002 was 0.9 margin points above 2001. The increase in gross profit was primarily due to higher margins for baseball-related products partially offset by decreased margins for basketballs and footballs.

Selling, general and administrative (SG&A) expenses of $41,158,000 in 2002 were
2.2 percent above SG&A expenses in 2001. As a percent of net revenues SG&A expenses were 23.7 percent in 2002 compared to 23.1 percent in the prior year. Increased distribution costs partially offset by lower professional fees accounted for the higher SG&A expenses.

In 2001 $1,527,000 of transition costs were incurred during the relocation of distribution facilities to a new single location in Washington, Missouri. These transition costs offset by the $1,115,000 gain on the sale of the Springfield, Missouri distribution center were included as unusual expenses in the Consolidated Statement of Income.

Interest expense for 2002 was $2,452,000 or $2,058,000 below 2001. Lower average rates of 3.5 percentage points and lower average borrowings of $5,500,000 accounted for the decrease in interest expense.

Income taxes in 2002 of $1,819,000 were $1,233,000 greater than 2001. Higher pretax income and a higher effective tax rate accounted for the income tax increase. The low 2001 effective tax rate of 25 percent was impacted by foreign source income.

Net income was $3,347,000 in 2002 or $1,590,000 greater than 2001. In 2002 income per share of $0.41 was 86.4 percent above the $0.22 per share in 2001.


YEAR ENDED AUGUST 31, 2001 COMPARED TO THE YEAR ENDED AUGUST 31, 2000

RESULTS OF OPERATIONS

Net revenues for 2001 of $174,528,000 were $625,000, or 0.4 percent higher than the year ended August 31, 2000 (2000). The increase in net revenues was primarily the result of higher sales of apparel, footballs, and baseballs offset by lower sales of baseball gloves and reduced licensing revenue.

Revenues from licensing were $5,071,000 in 2001 or 8.8 percent below licensing revenues of $5,563,000 in 2000. The decrease in revenues was primarily due to a decline in Asics, the Company's Japanese licensee, (lower revenues and unfavorable currency exchange rates). The Company's activewear licensee and the footwear licensee also contributed to the lower revenues partially offset by improved revenues from the Company's sock licensee.

Gross margin in 2001 was 27.2 percent down 1.6 margin points from the prior year. The decrease reflects lower margins on baseballs and baseball gloves and the reduced licensing revenues.

SG&A expenses decreased $173,000 in 2001. SG&A expenses as a percent of sales in 2001 were 23.1 percent compared to 23.3 percent in 2000. Lower depreciation, sales commissions and expenses related to sales meetings offset by increases in advertising and promotion and endorsement contracts were primarily responsible for the net decrease.

In connection with the relocation of distribution facilities to a new single location in Washington, Missouri, the Springfield, Missouri distribution center was sold in September 2000. The move to Washington was completed in the fourth quarter of fiscal 2001. Transition and facility clean up costs incurred during the move to Washington of $1,527,000, offset by the gain on the sale of Springfield of $1,115,000, were included as unusual expenses in the Consolidated Statement of Income in fiscal 2001.

Interest expense of $4,510,000 in 2001 was $1,554,000 or 25.6 percent lower than the prior year. Lower debt levels partially due to debt repayments resulting from the proceeds from the sale of the Springfield distribution center and from the sale of the discontinued operation along with lower rates accounted for the reduction in interest expense.

The effective tax rate for 2001 was 25 percent which is lower than the statutory rate of 35 percent because foreign income which has lower tax rates represented a higher percent of income and there was a decrease in the Company's valuation allowance.

Income from continuing operations increased $476,000, or 37.2 percent to $1,757,000 continuing the improvement trend, which began in 2000.

The sale of the Vic hockey business was completed during the third quarter of fiscal 2001 under substantially the same terms as originally provided in 2000.

SEASONALITY

See discussion on Seasonality in Part I, Item 1 of this document.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are cash provided by operating activities and the credit agreement negotiated with a financing company in December 1999 as amended, which is more fully described in Note 9 to the financial statements. The agreement provides for borrowings based on a percentage of qualified receivables and inventory coupled with seasonal advances during the Company's peak selling period in addition to term loans. The Company's primary use of cash is to fund its working capital needs, capital expenditures and debt service requirements. The Company's working capital requirements are seasonal with higher investments in working capital generally required in the period that begins in September and ends in April of the succeeding year. The change in the timing of orders and shipments to retailers closer to when the products are actually sold to the retailers' customers may increase the amount of working capital required by the Company and may increase required levels of financing. Detailed information on the Company's cash flows is presented in the Consolidated Statements of Cash Flows.

The Company believes its capital structure and current credit facility are adequate to provide for its short term and long term operations to the extent that the Company is able to satisfy the EBITDA and other covenants set forth in the credit facility.

YEAR ENDED AUGUST 31, 2002

Net cash provided by operating activities in 2002 was $8,857,000 or $5,557,000 greater than 2001. The increase was due to a reduction in accounts receivable, an increase in accrued liabilities in 2002 compared to a decline in 2001 and improved net income in 2002 partially offset by a lower decline in inventories. Capital expenditures of $1,861,000 comprised the cash used in investing activities in 2002. Capital expenditures were $510,000 greater than 2001 primarily related to implementation and expansion of the Company's computer systems. Cash provided by investing activities in 2001 included proceeds from the sales of the Springfield distribution center and the discontinued operations. $7,314,000 was used in financing activities in 2002 primarily to reduce the Company's outstanding debt.

YEAR ENDED AUGUST 31, 2001

Combined operating activities of continued and discontinued operations provided $3,300,000 of cash during 2001. The cash provided from operations was $3,408,000 lower than 2000 primarily due to decreases in accounts payable and accrued liabilities offset by cash generated by lower inventory levels. Net cash provided by investing activities totaled $2,499,000, which included proceeds from the sale of the Springfield distribution center of $2,376,000 and proceeds from the sale of the discontinued operations of $1,474,000. Capital expenditures were $1,351,000 in 2001 compared to $938,000 in

2000. The increase in capital expenditures was primarily related to equipment at the new Washington distribution center. The Company used $6,302,000 in financing activities primarily to reduce its debt outstanding.

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

NEW ACCOUNTING PRONOUNCEMENTS

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

The Financial Accounting Standards Board has issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of SFAS No. 146 is not expected to impact our consolidation financial position. The Company will adopt SFAS No. 146 in fiscal 2003.

CRITICAL ACCOUNTING POLICIES

As discussed in Note 1 to the Company's Consolidated Financial Statements, the preparation of financial statements in conformity with accounting principles generally accepted in the United States of

America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgements, including those related to inventory valuation; the allowance for doubtful accounts; depreciation and recoverability of long-lived assets; deferred income tax assets and the related valuation allowance and revenue recognition. Management bases its estimates and judgements on its historical experience and other relevant factors, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. See
Note 1 to the Company's Consolidated Financial Statements for a discussion of the Company's significant accounting policies.

While the Company believes that the historical experience and other factors considered provide a meaningful basis for the accounting policies applied in the preparation of the consolidated financial statements, the Company cannot guarantee that its estimates and assumptions will be accurate, which could require the Company to make adjustments to these estimates in future periods.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE AND FOREIGN CURRENCY MANAGEMENT ACTIVITIES

As of August 31, 2002 the Company did not have any outstanding interest rate swaps or foreign currency contracts. Due to the relative size of the Company's foreign operations, the Company believes it does not have any material exposure to foreign currency fluctuations although a long-term decline in the United States of America dollar could increase the cost of purchased goods.

The Company has market risk exposure related to interest rates. The Company is exposed to market risks related to fluctuations in interest rates for its variable rate borrowings of $29,978,000 as of August 31, 2002. A change in interest rates of 1 percent on the balance outstanding at August 31, 2002 would cause a change in total annual pretax earnings and cash flows of $300,000 assuming other factors are held constant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE STOCKHOLDERS OF RAWLINGS SPORTING GOODS COMPANY, INC.:

We have audited the accompanying consolidated balance sheet of Rawlings Sporting Goods Company, Inc. (a Delaware corporation) and subsidiaries (the Company) as of August 31, 2002 and the related consolidated statements of income, stockholders' equity and cash flows for the year ended August 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The accompanying consolidated financial statements of Rawlings Sporting Goods Company, Inc. as of August 31, 2001 and for the years ended August 31, 2001 and August 31, 2000, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated October 25, 2001.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of Rawlings Sporting Goods Company, Inc. and subsidiaries as of August 31, 2002 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP
St. Louis, Missouri
October 23, 2002

This is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP.

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


ARTHUR ANDERSEN LLP
St. Louis, Missouri
October 25, 2001

             RAWLINGS SPORTING GOODS COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)


                                                                                                    August 31,
                                                                                          -------------------------------
                                                                                               2002             2001
                                                                                          -------------------------------
Assets
Current assets:
   Cash and cash equivalents                                                                 $    603          $    921
   Accounts receivable, net of allowance of $2,861 and $2,871, respectively                    24,107            27,750
   Inventories                                                                                 31,796            33,379
   Deferred income taxes                                                                        3,115             4,277
   Prepaid expenses                                                                               396               606
                                                                                          -------------------------------
         Total current assets                                                                  60,017            66,933
Property, plant and equipment                                                                   7,742             7,271
Deferred income taxes                                                                          21,983            22,367
Long-term receivables                                                                             417                --
Other assets                                                                                    1,674             1,970
                                                                                          -------------------------------
         Total assets                                                                        $ 91,833          $ 98,541
                                                                                          ===============================

Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term debt and revolving credit agreement                          $ 27,037          $ 34,684
   Accounts payable                                                                             7,689            10,178
   Accrued liabilities                                                                          9,613             8,740
                                                                                          -------------------------------
         Total current liabilities                                                             44,339            53,602
Long-term debt, less current maturities                                                         2,941             4,242
Other long-term liabilities                                                                        --             9,291
                                                                                          -------------------------------
         Total liabilities                                                                     47,280            67,135
                                                                                          -------------------------------
Stockholders' equity:
   Preferred stock, none issued                                                                    --                --
   Common stock, $.01 par value, 50,000,000 shares authorized, 8,088,656 and
        8,011,145 shares issued and outstanding, respectively                                      81                80
   Additional paid-in capital                                                                  39,742            31,151
   Stock subscription receivable                                                                   --            (1,421)
   Cumulative other comprehensive loss                                                         (1,617)           (1,492)
   Retained earnings                                                                            6,347             3,088
                                                                                          -------------------------------
         Stockholders' equity                                                                  44,553            31,406
                                                                                          -------------------------------
         Total liabilities and stockholders' equity                                          $ 91,833          $ 98,541
                                                                                          ===============================



The accompanying notes are an integral part of these consolidated balance sheets.

             RAWLINGS SPORTING GOODS COMPANY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in thousands, except per share data)


                                                                                             Years Ended August 31,
                                                                                --------------------------------------------------
                                                                                      2002            2001               2000
                                                                                --------------------------------------------------
Net revenues                                                                      $ 173,712         $ 174,528         $ 173,903
Cost of goods sold                                                                  124,936           126,996           123,870
                                                                                --------------------------------------------------
   Gross profit                                                                      48,776            47,532            50,033
Selling, general and administrative expenses                                         41,158            40,267            40,440
Unusual expense                                                                          --               412             1,497
                                                                                --------------------------------------------------
   Operating income                                                                   7,618             6,853             8,096
Interest expense                                                                      2,452             4,510             6,064
                                                                                --------------------------------------------------
   Income from continuing operations before income taxes                              5,166             2,343             2,032
Provision for income taxes                                                            1,819               586               751
                                                                                --------------------------------------------------
   Income from continuing operations before extraordinary item                        3,347             1,757             1,281
Discontinued operations:
   Loss from discontinued operations, net of tax                                         --                --            (2,314)
   Loss on disposal of discontinued operations, net of tax                               --                --           (11,326)
                                                                                --------------------------------------------------
Income (loss) before extraordinary item                                               3,347             1,757           (12,359)
Extraordinary item, net of tax                                                           --                --              (646)
                                                                                --------------------------------------------------
Net income (loss)                                                                 $   3,347         $   1,757         $ (13,005)
                                                                                ==================================================

Income (loss) per common share, basic and diluted:
   Continuing operations                                                          $    0.41         $    0.22         $    0.16
   Discontinued operations                                                               --                --             (1.72)
   Extraordinary item                                                                    --                --             (0.08)
                                                                                --------------------------------------------------
   Net income (loss)                                                              $    0.41         $    0.22         $   (1.64)
                                                                                ==================================================

Shares used in computing per share amounts:
   Basic                                                                              8,110             8,025             7,948
   Assumed exercise of stock options                                                     23                 1                 4
                                                                                --------------------------------------------------
   Diluted                                                                            8,133             8,026             7,952
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

             RAWLINGS SPORTING GOODS COMPANY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (Amounts in thousands, except share data)

                                                                         Cumulative
                             Common Stock       Additional    Stock         Other                     Total
                          ------------------     Paid-in   Subscription Comprehensive  Retained   Stockholders'     Comprehensive
                           Shares     Amount     Capital   Receivable       Loss       Earnings      Equity         Income (Loss)
                         ---------------------------------------------------------------------------------------    ---------------
Balance,
   August 31, 1999        7,897,708     $79      $30,482    $(1,421)      $(1,399)     $ 14,336     $ 42,077

Net loss                          -       -            -          -             -       (13,005)     (13,005)          $(13,005)
Issuance of
   common stock              48,630       -          316          -             -             -          316                -
Translation adjustments           -       -            -          -           (69)            -          (69)               (69)
                                                                                                                    ---------------
Comprehensive loss                -       -            -          -             -             -            -           $(13,074)
                         ---------------------------------------------------------------------------------------    ===============
Balance,
   August 31, 2000        7,946,338      79       30,798     (1,421)       (1,468)        1,331       29,319

Net income                        -       -            -          -             -         1,757        1,757           $  1,757
Issuance of
   common stock              64,807       1          353          -             -             -          354                -
Translation adjustments           -       -            -          -           (24)            -          (24)               (24)
                                                                                                                    ---------------
Comprehensive income              -       -            -          -             -             -            -           $  1,733
                         ---------------------------------------------------------------------------------------    ===============
Balance,
   August 31, 2001        8,011,145      80       31,151     (1,421)       (1,492)        3,088       31,406

Net income                        -       -            -          -             -         3,347        3,347           $  3,347
Issuance of
   common stock              46,503       1          212          -             -             -          213                  -
Redemption of rights         31,008       -           88          -             -           (88)           -                  -
Termination of tax
     sharing agreement            -       -        8,291          -             -             -        8,291                  -
Proceeds received                 -       -            -      1,421             -             -        1,421                  -
Translation adjustments           -       -            -          -          (125)            -         (125)              (125)
                                                                                                                    ---------------
Comprehensive income              -       -            -          -             -             -            -           $  3,222
                         ---------------------------------------------------------------------------------------    ===============
Balance,
   August 31, 2002        8,088,656     $81      $39,742    $     -       $(1,617)     $  6,347     $ 44,553
                         =======================================================================================

The accompanying notes are an integral part of these consolidated statements.

             RAWLINGS SPORTING GOODS COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                                   Years Ended August 31,
                                                                  ----------------------------------------------------------
                                                                           2002              2001               2000
                                                                  ----------------------------------------------------------
Cash flows from operating activities:
     Net income (loss)                                                   $  3,347          $  1,757          $(13,005)
     Add loss from discontinued operations                                     --                --            13,640
     Add extraordinary item                                                    --                --               646
                                                                  ----------------------------------------------------------
     Income from continuing operations                                      3,347             1,757             1,281
     Adjustment to reconcile income from
       continuing operations to net cash provided by
       continuing operations:
           Depreciation and amortization                                    1,768             1,999             2,690
           Gain on sale of Springfield distribution center                     --            (1,115)               --
     Changes in operating assets and liabilities:
           Accounts receivable                                              3,643               496            (1,327)
           Inventories                                                      1,583             4,721            (2,880)
           Accounts payable                                                (2,489)           (3,626)            5,835
           Other                                                            1,005            (2,009)              (62)
                                                                  ----------------------------------------------------------
     Net cash provided by continuing operations                             8,857             2,223             5,537
     Net cash provided by discontinued operations                              --             1,077             1,171
                                                                  ----------------------------------------------------------
     Net cash provided by operating activities                              8,857             3,300             6,708
                                                                  ----------------------------------------------------------

Cash flows from investing activities:
     Capital expenditures of continuing operations                         (1,861)           (1,296)             (862)
     Capital expenditures of discontinued operations                           --               (55)              (76)
     Proceeds from sale of Springfield distribution center                     --             2,376                --
     Proceeds from sale of discontinued operations                             --             1,474                --
                                                                  ----------------------------------------------------------
Net cash provided by (used in) investing activities                        (1,861)            2,499              (938)
                                                                  ----------------------------------------------------------

Cash flows from financing activities:
     Net decrease in revolving credit agreement                            (7,581)           (2,323)          (15,311)
     Borrowings of long-term debt                                              --                --            10,000
     Repayments of long-term debt                                          (1,367)           (4,333)             (255)
     Issuance of common stock                                                 213               354               316
     Proceeds from stock subscription receivable                            1,421                --                --
                                                                  ----------------------------------------------------------
Net cash used in financing activities                                      (7,314)           (6,302)           (5,250)
                                                                  ----------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                         (318)             (503)              520
Cash and cash equivalents, beginning of year                                  921             1,424               904
                                                                  ----------------------------------------------------------
Cash and cash equivalents, end of year                                   $    603          $    921          $  1,424
                                                                  ==========================================================

Supplemental disclosures of cash flow information:
     Cash paid during the year for:
           Interest                                                      $  2,283          $  4,538          $  6,188
           Income taxes                                                       273               398                86




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

BUSINESS

Rawlings manufactures and distributes an extensive line of sports equipment and uniforms for team sports such as baseball, basketball and football predominately in the United States.

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

REVENUE RECOGNITION

Revenue from product sales, including shipping fees, is reported net of returns and sales allowances. Revenue is recognized when title and risk of loss passes to the customer, which is typically when the product is shipped.

INCOME TAXES

Income taxes are accounted for using a balance sheet approach known as the liability method. The liability method accounts for deferred income taxes by applying the statutory tax rates in effect at the date of the balance sheet to the differences between the book basis and the tax basis of the assets and liabilities.

TRANSLATION OF FOREIGN CURRENCIES

The assets and liabilities of foreign branches and subsidiaries are translated into U.S. dollars at current exchange rates and profit and loss accounts are translated at average annual exchange rates. Resulting translation gains and losses are included in Cumulative Other Comprehensive Loss, a separate component in Stockholders' Equity. Foreign exchange transaction losses of $2, $26 and $0 were included in the results of operations for the fiscal years ended August 31, 2002, 2001 and 2000, respectively.

FINANCIAL INSTRUMENTS

The fair value of the Company's financial instruments approximates their carrying amounts. The Company's debt is primarily variable in nature and accordingly the fair value approximates the carrying value.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and temporary investments purchased with an original maturity of three months or less.

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and provides the pro forma disclosures of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation".

RECLASSIFICATIONS

Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation. The reclassifications had no impact on previously reported net income (loss) or total stockholders' equity.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS

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

The Financial Accounting Standards Board has issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The new standard replaces FASB Statement No. 121," Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The primary objectives of this statement were to develop one accounting model, based on the framework established in Statement 121, for long-lived assets to be disposed of by sale and to address significant implementation issues. Statement 144 requires that all long-lived assets, including discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The standard is effective for fiscal years beginning after December 15, 2001. Adoption of SFAS No. 144 is not expected to impact our consolidated financial position. The Company will adopt SFAS No. 144 in fiscal 2003.

The Financial Accounting Standards Board has issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of SFAS No. 146 is not expected to impact our consolidated financial position. The Company will adopt SFAS No. 146 in fiscal 2003.

NOTE 2.  DISCONTINUED OPERATIONS

         On June 26, 2000 the Company made a strategic decision to seek a buyer for its Vic hockey business. Vic provided an extensive line of equipment for hockey teams including hockey sticks, hockey protective equipment and goalie protective equipment. The sale of the Vic hockey business was completed during the third quarter of fiscal 2001 under substantially the same terms as originally provided. Proceeds from the sale totaled $2,551 including cash of $1,474 at closing and $1,077 of 7% notes to be received through April 2004 which are included in Other Assets on the Consolidated

Balance Sheet. This asset is secured by a building and the Vic trademark.

         Operating results for the hockey business are included in the Consolidated Statements of Income as net loss from discontinued operations through May 31, 2000. Operating results subsequent to May 31, 2000 are included in the provision for operating losses during the phase-out period that was recorded in the third quarter of fiscal 2000. Results for the discontinued operations are as follows:




                                                              2001       2000
                                                            -------    --------
Net revenues                                                $ 2,664    $  8,383
                                                            =======    ========
Loss from discontinued operations before
     incomes taxes                                          $     -    $ (2,744)
Benefit for income taxes                                          -        (430)
                                                            -------    --------
Net loss from discontinued operations                       $     -    $ (2,314)
                                                            =======    ========

Loss on disposal of discontinued operations before
     income taxes                                           $     -    $(13,000)
Benefit for income taxes                                          -      (1,674)
                                                            -------    --------
Net loss on disposal of discontinued operations             $     -    $(11,326)
                                                            =======    ========


The loss on disposal included the writedown of assets of the hockey business ($10,750) to estimated net realizable value, the provision for operating losses during the phaseout period of $1,500 and the estimated costs to dispose of this business of $750.

NOTE 3.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                      2002          2001          2000
                                                     -----------------------------------
         Balance at beginning of year                $ 2,871       $ 2,561       $ 2,242
         Provision                                       628         1,020         1,001
         Charge-offs, net of recoveries                 (388)         (710)         (682)
                                                     -----------------------------------
         Balance at end of year                        3,111         2,871         2,561
         Less reclass to long-term                      (250)            -             -
                                                     -----------------------------------
         Allowance for doubtful accounts             $ 2,861       $ 2,871       $ 2,561
                                                     ===================================

NOTE 4.  INVENTORIES

Inventories consist of the following:


                                                         August 31,
                                                    ----------------------
                                                      2002          2001
                                                    ----------------------
                 Raw materials                      $ 7,254        $ 6,629
                 Work in process                      1,027            531
                 Finished goods                      23,515         26,219
                                                    ----------------------
                 Total inventories                  $31,796        $33,379
                                                    ======================

NOTE 5.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:



                                                                              August 31,
                                                                       ------------------------
                                                                         2002            2001
                                                                       ------------------------
                Buildings and improvements                             $  5,238        $  4,121
                Machinery and equipment                                  19,465          18,559
                Other                                                     2,799           2,747
                                                                       ------------------------
                Total property, plant and equipment                      27,502          25,427
                Less accumulated depreciation                           (19,760)        (18,156)
                                                                       ------------------------
                Property, plant and equipment                          $  7,742        $  7,271
                                                                       ========================

NOTE 6.  LONG-TERM RECEIVABLES

On January 22, 2002 Kmart Corporation filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As of the date of the bankruptcy filing, the Company had accounts receivable from Kmart of $1,213. Of this amount, $667 less an allowance for doubtful accounts of $250 is included in Long-term Receivables on the Consolidated Balance Sheet. The remaining $546 is included in Accounts Receivable with a corresponding amount in Allowance for Doubtful Accounts on the Consolidated Balance Sheet. The net receivable of $417 represents the Company's best estimate of recovery on pre-petition Kmart receivables.

NOTE 7.  INCOME TAXES

The income tax provision from continuing operations is as follows:


                                                         2002         2001         2000
                                                        ---------------------------------
         Current:
            Federal                                     $     -      $     -     $      -
            State                                            46           59            -
            Foreign                                         227          290          277
                                                        ---------------------------------
                Total current                               273          349          277
                                                        ---------------------------------

         Deferred:
            Federal                                       1,701          736          437
            State and other                                 214           39           37
            Valuation allowance                            (369)        (538)           -
                                                        ---------------------------------
                Total deferred                            1,546          237          474
                                                        ---------------------------------
                Total income tax provision              $ 1,819      $   586      $   751
                                                        =================================

A reconciliation between the provision for income taxes computed at the federal statutory rate and the effective tax rate from continuing operations is as follows:


                                                         2002                     2001                      2000
                                                  ---------------------------------------------------------------------
                                                   Amount        %          Amount        %          Amount        %
                                                  ---------------------------------------------------------------------
Expected provision at the statutory rate          $ 1,808       35.0       $   820       35.0       $   711       35.0
State & other taxes, net of federal tax benefit       169        3.3            25        1.1            77        3.8
Foreign taxes and credits                             148        2.9           286       12.2           (37)      (1.8)
Valuation allowance                                  (369)      (7.2)         (538)     (23.0)            -          -
Other                                                  63        1.2            (7)      (0.3)            -          -
                                                  ---------------------------------------------------------------------
Total income tax provision                        $ 1,819       35.2       $   586       25.0       $   751       37.0
                                                  =====================================================================


The significant components of deferred taxes which are included in the accompanying consolidated balance sheets are as follows:



                                         2002                            2001
                              ---------------------------     ---------------------------
                               Deferred      Deferred          Deferred      Deferred
                              Tax Assets  Tax Liabilities     Tax Assets  Tax Liabilities
                              ---------------------------     ---------------------------

      Asset step-up            $ 13,328       $      -         $ 15,280       $      -
      Loss carryforwards         11,926              -           10,533              -
      Receivable reserve          1,203              -            1,110              -
      Inventories                   545              -              624              -
      Other                       1,676          1,434            2,683          1,071
      Valuation allowance        (2,146)             -           (2,515)             -
                               --------       --------         --------       --------
      Total                    $ 26,532       $  1,434         $ 27,715       $  1,071
                               ========       ========         ========       ========

The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred income tax asset will not be realizable. As of August 31, 2002, the Company has provided a valuation allowance of $2,146 related to a capital loss carry forward that expires in 2006 generated from the sale of the hockey business. The valuation allowance decreased (increased) by $369, $538, and ($1,807) during 2002, 2001, and 2000, respectively. The valuation allowance provision of $1,807 recorded in 2000 was reflected through discontinued operations. In order to recognize the deferred tax asset as of August 31, 2002, the Company would need to generate approximately $76 million of pretax income.

The Company's net operating loss carry-forward deferred tax asset of $9,780 as of August 31, 2002 expires from 2019 to 2021. Income taxes have not been provided on the undistributed income (approximately $8,857 as of August 31, 2002) for a foreign subsidiary, which the Company does not intend to be remitted to the U.S.

In July 1994, Figgie International, Inc. (the former parent, presently a subsidiary of Tyco International) transferred the net assets of the Rawlings business to the Company. The assets and liabilities transferred to Rawlings were recorded at the predecessor's cost for financial reporting purposes. For tax purposes, the transaction resulted in a step-up of the basis of the assets transferred determined by the fair value paid by the Company for the Rawlings business. The tax-effected book versus tax difference related to the tax step-up is recorded as a deferred tax asset titled asset step-up in the above table as of August 31, 2002 and 2001. Under the terms of a tax sharing and separation agreement between the Company and the former parent, the Company was required to pay the former parent 43 percent of the tax benefits resulting from the step-up in the tax basis of the assets as the benefit of the step-up was realized. The Company executed an agreement with Tyco International to terminate the tax sharing agreement in return for a $1,000 payment from Rawlings to Tyco, payable in two equal $500 installments in November 2002 and May 2003. The settlement is included in Accrued Liabilities on the August 31, 2002 Consolidated Balance Sheet. The amount of the obligation that was not expected to be paid in 2002 ($9,291) was recorded and titled as Other Long-term Liabilities on the August 31, 2001 Consolidated Balance Sheet. The Company recorded the difference between the amount expected to be paid under the tax sharing and separation agreement of $9,291 and the settlement amount of $1,000 as an increase in stockholders' equity (APIC) of $8,291.

NOTE 8.  ACCRUED LIABILITIES

Accrued liabilities consist of the following:


                                                          August 31,
                                                     --------------------
                                                      2002          2001
                                                     --------------------
             Salary, benefits and other taxes        $3,624        $3,933
             Royalties                                1,750         1,388
             Co-op advertising                        1,697         1,549
             Payable to Tyco International            1,000             -
             Other                                    1,542         1,870
                                                     --------------------
             Accrued liabilities                     $9,613        $8,740
                                                     ====================

NOTE 9.  DEBT

Debt consists of the following:


                                                                       August 31,
                                                                  --------------------
                                                                    2002        2001
                                                                  --------------------
Revolving credit agreement, average year-end interest rate of
     4.35% and 5.84%, respectively                                $ 25,735    $ 33,316
Term loan B, interest rate of 4.83% and 6.54%,
     respectively, due in monthly installments of $89 plus $231
     every May with the balance due on December 1, 2004              4,243       5,545
Other                                                                    -          65
                                                                  --------------------
Total debt                                                          29,978      38,926

Less current portion                                               (27,037)    (34,684)
                                                                  --------------------
Total long-term debt                                              $  2,941    $  4,242
                                                                  ====================

On December 28, 1999, the Company refinanced its credit facility by entering into a five-year credit agreement expiring December 1, 2004 with a financial institution. Actual availability is based on the Company's outstanding receivables and inventories. Total unused availability under the credit facility at August 31, 2002 was approximately $7,198. The facility also allows for a $2,000 seasonal advance from August 2002 through February 2003. On November 14, 2002 the Company and its lenders amended the credit agreement to increase the seasonal advance to $5,000 for the period from November 2002 through January 2003. Borrowings under the agreement are based on an interest rate of LIBOR plus
2.50 percent. A commitment fee of 0.50 percent is charged on any unused portion of the facility.

The credit facility includes various covenants, including requirements that the Company achieve certain EBITDA levels as defined in the agreement, maintain a fixed charge ratio, limit capital expenditures and restrict the payment of dividends. EBITDA and fixed charge ratio for the twelve months ended August 31, 2002 were $9,386 and 1.44, respectively. The covenants for EBITDA and fixed charge ratio for that period were $9,000 and 1.15, respectively. The EBITDA requirement increases $125 for each of the fiscal 2003 quarter-end compliance calculations that are based on a rolling four quarters of EBITDA resulting in a $9,500 requirement for the twelve months ending August 31, 2003. The covenant for fixed charge ratio for each quarter-end calculation in fiscal 2003 is 1.20. As of August 31, 2002, the Company is in compliance with the debt covenants related to the credit facility. The Company believes its capital structure and current credit facility are adequate to provide for its short term and long term operations to the extent that the Company is able to satisfy the EBITDA and other convenants set forth in the credit facility.

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

The Company's principal debt maturities on its term debt for the three years subsequent to August 31, 2002 are $1,302, $1,302 and $1,639, respectively.

NOTE 10.  TERMINATION OF RIGHTS AGREEMENT

At the Company's Annual Meeting of Stockholders held on May 15, 2001, holders of a majority of the shares of common stock represented at the meeting voted against the retention of the Company's Rights Agreement, dated July 1, 1994. Accordingly, the Board of Directors of the Company authorized the redemption of the rights and the termination of the Rights Agreement effective December 31, 2001.

All rights holders of record as of December 31, 2001 were entitled to redemption price of $.01 per right held. The Company paid the redemption price in common shares of the Company at the value of $2.8337 per share. A total of 31,008 common shares were issued as a stock dividend.

NOTE 11.  UNUSUAL EXPENSE

2001 UNUSUAL EXPENSE
In connection with the relocation of distribution facilities to a new single location in Washington, Missouri, the Springfield, Missouri distribution center was sold in September 2000. The move to Washington was completed in the fourth quarter of fiscal 2001. Transition and facility clean up costs incurred during the move to Washington of $1,527, offset by the gain on the sale of Springfield of $1,115, have been included as unusual expenses in the Consolidated Statement of Income in fiscal 2001.

2000 UNUSUAL EXPENSE

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


NOTE 12.  EMPLOYEE BENEFITS

COMPANY-SPONSORED DEFINED CONTRIBUTION PLANS

Substantially all U.S. salaried employees and certain U.S. hourly employees are covered by a defined contribution (Section 401(k)) plan that provides funding based on a percentage of compensation. The Company's contributions to the plan were $288, $286 and $303 in 2002, 2001 and 2000, respectively.

MULTI-EMPLOYER PENSION PLANS

Certain union employees participate in multi-employer defined benefit pension plans. Contributions to the plans were $21, $38 and $65 in 2002, 2001 and 2000, respectively.

NOTE 13.  STOCK OPTIONS

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

Stock options granted under the 1994 Incentive Plan, the 1994 Directors Stock Plan and the 2000 Directors Stock Plan have exercise prices equal to the market price on the date of grant, primarily vest over three to four years from the date of grant and, once vested, are generally exercisable over ten years following the date of grant.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 2002, 2001, and 2000 consistent with the provisions of this statement, the Company's net income and net income per share would have been as follows:



         Pro forma                       2002           2001        2000
         -------------------------------------------------------------------
         Net income (loss)              $2,845         $  938      $(13,472)
         Net income (loss) per share    $ 0.35         $ 0.12      $  (1.70)



For purposes of the pro forma disclosure, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:


                                                                      2002       2001        2000
                                                                  ----------------------------------
       Assumptions:
          Volatility                                                    56%         56%         46%
           Risk-free interest rate                                     5.7%        5.4%        6.3%
           Dividend yield                                                 -           -           -
           Expected life of options (years)                               7           7           7

       Weighted average grant date fair value of options:             $3.36       $3.51       $3.82

The following table summarizes the stock option transactions pursuant to the Company's stock incentive and stock option plans for the three-year period ended August 31, 2002:


                                                                        Weighted Average
                                                               Shares     Exercise Price
                                                               (000s)          Per Share
                                                              --------------------------
             OPTIONS OUTSTANDING AT AUGUST 31, 1999              867             $11.18

             Granted                                             197               6.10
             Exercised                                             -                  -
             Forfeited                                           (63)              9.08
                                                              -------
             OPTIONS OUTSTANDING AT AUGUST 31, 2000            1,001              10.31

             Granted                                             370               4.89
             Exercised                                             -                  -
             Forfeited                                           (73)              8.91
                                                              -------
             OPTIONS OUTSTANDING AT AUGUST 31, 2001            1,298               8.85

             Granted                                             237               4.79
             Exercised                                             -                  -
             Forfeited                                          (100)              8.82
                                                              -------
             OPTIONS OUTSTANDING AT AUGUST 31, 2002            1,435             $ 8.18
                                                              =========================

             Exercisable options at August 31, 2002              998             $ 9.03
                                                              =========================

             Options available for grant at August 31, 2002      210
                                                              =======


The following table summarizes information about stock options outstanding at August 31, 2002:

                                                 Options Outstanding                         Options Exercisable
                                   ------------------------------------------------    --------------------------------
                                                           Weighted
                                             Number         Average       Weighted               Number       Weighted
                                        Outstanding       Remaining        Average       Exercisable at        Average
                                         at 8/31/02     Contractual       Exercise              8/31/02       Exercise
                                             (000s)    Life (Years)          Price               (000s)          Price
                                   ------------------------------------------------    --------------------------------
Range of exercise price
$2.65 to $4.00                                   74            6.54         $ 3.02                   70          $2.99
$4.01 to $6.00                                  619            8.05           5.17                  237           5.08
$6.01 to $9.00                                  169            4.85           8.70                  169           8.70
$9.01 to $14.00                                 573            2.60          11.94                  522          11.74
                                   -----------------                                   -----------------
   Total                                      1,435            5.42         $ 8.18                  998          $9.03
                                   ================================================    ================================

NOTE 14.  WARRANTS

In November 1997, the Company issued warrants to purchase 925,804 shares of common stock at $12.00 per share to Bull Run Corporation for $3.07 per warrant. These warrants expired unexercisable on November 21, 2001 and accordingly, these warrants were not included in the Company's earnings per share calculation. One half of the purchase price of the warrants was paid in cash with the other half payable with interest at 7 percent at the expiration of the warrants. The receivable of $1,421 plus interest was paid by Bull Run Corporation during fiscal 2002. The receivable for the unpaid portion of the warrants at August 31, 2001 is classified as a stock subscription receivable in the accompanying balance sheet.

NOTE 15.  RELATED PARTY TRANSACTIONS

During 2002, 2001 and 2000, the Company sold approximately $413, $442 and $355, respectively, of products to a professional baseball club in which two of the Company's directors are part owners and one of which is the secretary and treasurer. Additionally, the Company purchased goods and services of $101, $110, and $71 during 2002, 2001, and 2000, respectively, from the club. The Company believes that the terms and prices for the sales and purchases of these products are no less favorable than those obtained from unaffiliated parties.

During the fiscal years ended August 31, 2002, 2001 and 2000, the Company purchased approximately $28, $33 and $140, respectively, of catalogs, promotional items and web services from a company in which one of the Company's former directors is the Chief Executive Officer. The Company believes that the terms and prices for these purchases are no less favorable than those obtained from unaffiliated parties.

NOTE 16.  COMMITMENTS AND CONTINGENCIES

The Company operates certain facilities and equipment under operating lease agreements. The lease expense was $3,261, $2,845, and $2,144 for years 2002, 2001 and 2000, respectively.

Future minimum payments under noncancelable leases, royalty and licensing agreements as of August 31, 2002 were as follows:



                                                                         Royalty and
                                                   Operating              Licensing
                                                    Leases                Agreements
                                            -----------------------------------------------
          Fiscal 2003                                $2,152                  $2,617
          Fiscal 2004                                 1,618                   1,552
          Fiscal 2005                                 1,395                     341
          Fiscal 2006                                 1,346                     157
          Fiscal 2007                                 1,233                      20
          Thereafter                                  5,097                     225
                                            -----------------------------------------------
          Total minimum payments                    $12,841                  $4,912
                                            ===============================================

As of August 31, 2002 the Company had the following future minimum revenues to be received under noncancelable royalty and licensing agreements.


                                             Royalty and
                                              Licensing
                                              Agreements
                                               Revenue
                                          ------------------
        Fiscal 2003                             $3,858
        Fiscal 2004                              2,657
        Fiscal 2005                              2,230
        Fiscal 2006                              1,943
        Fiscal 2007                              1,920
        Thereafter                                 983
                                          ------------------
        Total minimum revenues                 $13,591
                                          ==================

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

A roll-forward of the Company's environmental reserve is as follows:


                             2001              2000
                             -----             -----
Beginning of year            $ 778             $ 987
Payments                      (778)             (209)
                             -----             -----
End of year                  $   -             $ 778
                             =====             =====

Rawlings is periodically subjected to product liability claims and other legal proceedings. In the opinion of management, the ultimate liabilities resulting from various pending legal proceedings will not have a material adverse effect on the financial condition or results of operations of the Company.

NOTE 17.  OPERATING SEGMENTS

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




                                           2002       2001       2000
                                         ------------------------------
         Net revenues
              Sports equipment           $168,166   $169,457   $168,340
              Licensing                     5,546      5,071      5,563
                                         ------------------------------
         Consolidated net revenues       $173,712   $174,528   $173,903
                                         ==============================

         Operating income
                Sports equipment         $  2,072   $  1,782   $  2,533
                Licensing                   5,546      5,071      5,563
                                         ------------------------------
         Consolidated operating income   $  7,618   $  6,853   $  8,096
                                         ==============================

         Total assets
              Sports equipment           $ 90,971   $ 98,222   $107,814
              Licensing                       862        319        911
                                         ------------------------------
         Consolidated total assets       $ 91,833   $ 98,541   $108,725
                                         ==============================

The sports equipment segment manufactures and distributes sports equipment and uniforms for team sports including baseball, basketball, and football. The licensing segment licenses the Rawlings brand name on products sold by other companies and includes products such as footwear and activewear. There are no significant determinable operating expenses or interest costs for the licensing segment. The accounting policies of the segments are the same as those described in Note 1 for the Company. The revenues generated and long-lived assets located outside the United States are not significant for separate presentation. One customer's (Wal-mart) purchases of products sold by Rawlings were 17 percent, 17 percent and 15 percent of net revenues of Rawlings for 2002, 2001 and 2000, respectively.

NOTE 18.  QUARTERLY RESULTS (UNAUDITED)

Quarterly results are determined in accordance with annual accounting policies. They include certain items based upon estimates for the entire year.

Summarized quarterly results for the last two years were:


                                                         2002
                                   -----------------------------------------------------
                                     First     Second      Third     Fourth      Year
                                     -----     ------      -----     ------      ----
Net revenues                       $ 33,408   $ 65,042   $ 49,247   $ 26,015    $173,712
Gross profit                          9,445     19,437     13,250      6,644      48,776
Net income (loss)                      (798)     5,237      1,164     (2,256)      3,347
Net income (loss) per share: (1)      (0.10)      0.65       0.14      (0.28)       0.41


                                                         2001
                                   -----------------------------------------------------
                                     First     Second      Third     Fourth      Year
                                     -----     ------      -----     ------      ----
Net revenues                       $ 36,839   $ 66,105   $ 43,467   $ 28,117    $174,528
Gross profit                         10,631     20,219     11,894      4,788      47,532
Net income (loss)                       346      5,199        120     (3,908)      1,757
Net income (loss) per share: (1)       0.04       0.65       0.01      (0.49)       0.22



(1) Earnings per share were computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of computing average quarterly shares outstanding for each period.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE



         On June 13, 2002, the Company's Board of Directors, based on the recommendation of its Audit Committee, dismissed Arthur Andersen LLP ("Andersen") as the Company's independent public accountants and engaged KPMG LLP ("KPMG") to serve as the Company's independent public accountants for the fiscal year 2002.

         Andersen's reports on the Company's consolidated financial statements for each of the fiscal years ended August 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

         During the fiscal years ended August 31, 2001 and 2000 and through June 13, 2002, there were no disagreements with Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company's consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

         The Company requested Andersen to furnish a letter addressed to the Securities and Exchange Commission stating whether Andersen agreed with the statements made above by the Company. A copy of this letter addressed to the Securities and Exchange Commission, dated June 13, 2002, is filed as Exhibit 16 hereto.


         During the years ended August 31, 2001 and 2000 and through June 13, 2002, the Company did not consult KPMG with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

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

ITEM 14. CONTROLS AND PROCEDURES.

         Within 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's senior management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its periodic filings with the SEC, including annual reports such as this Report, is reported accurately and suitably within the time periods specified in the SEC's rules and forms. Based upon that evaluation, senior management concluded that the Company's disclosure controls and procedures are effective in causing material information related to the Company (including its consolidated subsidiaries) to be recorded, processed, summarized and reported by the Company's management on a timely basis and to ensure that the quality and timeliness of the Company's public disclosures comply with applicable disclosure obligations.

         There were no significant changes in the Company's internal controls, implemented during the quarter ended August 31, 2002, or in other factors that in management's estimation could significantly affect these internal controls after the date of the Company's most recent evaluation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

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

               *  10.23    Employment Agreement, dated as of September 1,
                           2001, by and between Rawlings Sporting Goods Company,
                           Inc. and Ted Sizemore, included as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended
                           November 30, 2001, is hereby incorporated herein by reference.

                  10.24 Amendment No. 7 to the Credit Agreement among Rawlings Sporting Goods Company, Inc., General Electric Capital Corporation and the other Credit Parties signatory thereto dated November 27, 2001, included as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended November 30, 2001, is hereby incorporated herein by reference.

               *  10.25    Employment Agreement, dated as of January 1, 2002, by
                           and between Rawlings Sporting Goods Company, Inc. and
                           Howard B. Keene, included as Exhibit 10.1 to the
                           Company's Form 10-Q for the quarter ended February
                           28, 2002, is hereby incorporated herein by reference.

                  10.26 Amendment No.8 to the Credit Agreement among Rawlings Sporting Goods Company, Inc., General Electric Capital Corporation and the other Credit Parties signatory thereto dated March 5, 2002, included as
                           Exhibit 10.2 to the Company's Form 10-Q for the quarter ended February 28, 2002, is hereby incorporated herein by reference.

                  10.27 Waiver to the Credit Agreement among Rawlings Sporting Goods Company, Inc., General Electric Capital Corporation and the other Credit Parties signatory thereto dated April 9, 2002, included as
                           Exhibit 10.1 to the Company's Form 10-Q for the quarter ended May 31, 2002, is hereby incorporated herein by reference.

                  10.28 Amendment No. 9 to the Credit Agreement among Rawlings Sporting Goods Company, Inc., General Electric Capital Corporation and the other Credit Parties signatory thereto dated November 14, 2002.

                  16. Letter of Arthur Andersen, LLP regarding the change in certifying accountant dated June 13, 2002, included as Exhibit 16 to the Company's Form 8-K dated June 13, 2002 is hereby incorporated by reference.

                  21.      Subsidiaries of the Company.

                  23.1     Consent of KPMG LLP.

                  23.2     Consent of Arthur Andersen LLP.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the Item 14(c) of this report.

         (b)      Reports on Form 8-K

                           (i) A current report on Form 8-K, filed on June 18, 2002, regarding the dismissal of Arthur Andersen LLP and the engagement of KPMG LLP, as the Company's independent public accountants.

                           (ii) A current report on Form 8-K, filed on July 2, 2002, regarding the dismissal of Arthur Andersen LLP and the engagement of KPMG LLP, as the Company's Savings Plan's independent public accountants.

                           (iii) A current report on Form 8-K, filed on September 20, 2002, regarding the termination of the tax sharing agreement between the Company and Tyco International.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          RAWLINGS SPORTING GOODS COMPANY, INC.


Date:    November 21, 2002
                                            By:    William F. Lacey
                                                   -----------------------------
                                                   William F. Lacey
                                                   Vice President and Chief
                                                   Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the date indicated.

         SIGNATURE                                            DATE

By:      Stephen M. O'Hara
         -----------------------------------         ---------------------------
         Stephen M. O'Hara
         Chairman of the Board and Chief Executive Officer
         (Principal Executive Officer)

By:      William F. Lacey
         -----------------------------------         ---------------------------
         William F. Lacey
         Vice President and Chief Financial Officer
         (Principal Financial Officer and Accounting Officer)

By:      Andrew N. Baur
         -----------------------------------         ---------------------------
         Andrew N. Baur
         Director

By:      Michael McDonnell
         -----------------------------------         ---------------------------
         Michael McDonnell
         Director

By:      William C. Robinson
         -----------------------------------         ---------------------------
         William C. Robinson
         Director

By:      Edward F. Ryan
         -----------------------------------         ---------------------------
         Edward F. Ryan
         Director

            CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER PURSUANT TO
                 SECURITIES EXCHANGE ACT RULES 13A-14 AND 15D-14
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Stephen M. O'Hara, certify that:

1. I have reviewed this annual report on Form 10-K of Rawlings Sporting Goods Company, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:             November 21, 2002



                      By:      Stephen M. O'Hara
                               ----------------------------------
                               Stephen M. O'Hara
                               Chairman of the Board and Chief Executive Officer

            CERTIFICATION OF THE CHIEF FINANCIAL OFFICER PURSUANT TO
                 SECURITIES EXCHANGE ACT RULES 13a-14 AND 15d-14
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, William F. Lacey, certify that:

1. I have reviewed this annual report on Form 10-K of Rawlings Sporting Goods Company, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:             November 21, 2002



                      By:      William F. Lacey
                               ---------------------------------
                               William F. Lacey
                               Vice President and Chief Financial Officer