Form 10-K/A
period 2002-08-31
RAWLINGS SPORTING GOODS CO INC
filed 2002-12-30
CIK 921915

                                   FORM 10-K/A
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the fiscal year ended August 31, 2002.

                         Commission File Number: 0-24450

                      RAWLINGS SPORTING GOODS COMPANY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                           Delaware                                                      43-1674348
-----------------------------------------------------------------      --------------------------------------------
(State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification No.)

             1859 Bowles Avenue, Fenton, Missouri                                             63026
-----------------------------------------------------------------      --------------------------------------------
                  (Address of principal executive offices)                                 (Zip Code)


Registrant's telephone number, including area code:  (636) 349-3500
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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         (a) Identification of Directors

                                                                                               TERM EXPIRES AT
                                                                                               ANNUAL MEETING
                                                                                               OF STOCKHOLDERS
                                                                                                  FOLLOWING
                                                                       SERVED AS               THE FISCAL YEAR
NAME, AGE AND PRINCIPAL OCCUPATION                                  DIRECTOR SINCE            ENDING AUGUST 31,
----------------------------------                                  --------------            -----------------
MICHAEL MCDONNELL, 63                                                    1994                       2002
          President of Rock Island Corporation, a holding
          company for the distribution of hardware and the
          manufacturing of building products, since 1980; part
          owner of the St. Louis Cardinals Major League
          Baseball team since 1996.

ANDREW N. BAUR, 58                                                       1994                       2003
         Chairman of Southwest Bank of St. Louis, Secretary
         and Treasurer of the St. Louis Cardinals Major
         League Baseball team since 1996.

STEPHEN M. O'HARA, 47                                                    1998                       2003
         Chairman of the Board and Chief Executive Officer of
         the Company since November 2, 1998; previously since
         1994 President of Specialty Catalog Corp., a direct
         marketer targeting niche consumer products; director
         of Angelica Corporation.

WILLIAM C. ROBINSON, 52                                                  1994                       2004
         Chairman and Chief Executive Officer of Florida
         Fancy, Inc. (d/b/a The Treehouse) since 1990; a
         consultant to F.W. Woolworth Co. from 1988 to 1990;
         President and Chief Executive Officer of Robby's
         Sports, a 49 store sporting goods retail chain,
         from 1973 to 1988.

EDWARD F. RYAN, 45
         Chairman and Chief Executive Officer of
         Entrepreneurial Financial Resources Inc. since                  2001                       2004
         1998; various roles, including Chief Executive
         Officer and President of Public Safety
         Equipment/Code 3 from 1987 to 1998.


         (b) Identification of Executive Officers

         Information with respect to the executive officers of the Company is set forth under the caption "Executive Officers of the Registrant" contained in
Part I, Item 1 of this report, which information is incorporated herein by reference.

         (c) Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's directors, executive officers, and persons who own more than 10% of the Company's outstanding Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership in the Company's Common Stock and other equity securities. In addition, under Section 16(a), a director, executive officer or 10% stockholder who is a trustee and has a pecuniary interest (such interest includes situations where a member of the trustee's immediate family is a beneficiary of the trust) in any holding or transaction in the Company's securities held by the trust, must report the holding or transaction on the trustee's individual form. Securities and Exchange Commission regulations require directors, executive officers, greater than 10% stockholders and reporting trusts to furnish the Company with copies of all Section 16(a) reports they file.

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended August 31, 2002, all Section 16(a) filing requirements applicable to the directors, executive officers and greater than 10% stockholders were met; except that one report on Form 4 was submitted to the SEC late by the Company on behalf of Mr. Ryan.


ITEM 11. EXECUTIVE COMPENSATION.

COMPENSATION OF DIRECTORS

         The Company's Directors, except for those who are also employees of the Company, receive an annual retainer fee of $15,000 for service as a Director. In addition, each non-employee Director receives meeting attendance fees of $1,000 per meeting for special Board meetings or Committee meetings not held in conjunction with a regular Board meeting. The directors elected to receive in lieu of cash payment of their directors' fees a number of shares of the Common Stock having a value equal to the amount of the cash fees. The Company also reimburses all of its Directors for their out-of-pocket expenses incurred in the performance of their duties as Directors of the Company.

         Pursuant to the Rawlings Sporting Goods Company, Inc. 1994 Non-Employee Directors' Stock Plan (the "Directors' Plan"), the non-employee Directors receive (i) a non-qualified stock option having an exercise price equal to the fair market value on the date of grant for 2,500 shares of the Common Stock upon their initial election or appointment and, thereafter, a non-qualified stock option for 1,000 shares of the Common Stock annually at the date of the annual meeting, except that no more than one stock option award may be granted to each non-employee Director in a given calendar year, and (ii) the right to defer receipt of fees in cash, and receive instead the right to delivery, at a specified future date, of that number of shares of the Common Stock having a value at the time of deferral equal to the amount of cash deferred.


SUMMARY OF COMPENSATION

         The following table shows information concerning compensation earned by or paid to the Company's Chief Executive Officer and each of the four other most highly compensated Executive Officers of the Company whose salary and bonus for the twelve months ended August 31, 2002 exceeded $100,000. This information is provided for the fiscal years ended August 31, 2002, 2001 and 2000.

                           SUMMARY COMPENSATION TABLE

                                                                                    LONG-TERM
                                                                                   COMPENSATION
                                            ANNUAL COMPENSATION                       AWARDS
                               ----------------------------------------------       ----------
                                                                                    SECURITIES        ALL OTHER
   NAME AND PRINCIPAL          FISCAL                            OTHER ANNUAL       UNDERLYING       COMPENSATION
        POSITION                YEAR       SALARY      BONUS     COMPENSATION        OPTIONS              (1)
------------------------       -----       ------      -----     ------------       ----------       ------------
Stephen M. O'Hara               2002       $286,935       --            --              40,000           $7,500
Chairman and                    2001        284,946       --            --             140,000            6,870
Chief Executive Officer         2000        275,000       --            --              63,940           38,250

Howard B. Keene                 2002       $170,000       --            --              28,000           $5,100
President                       2001        168,833       --            --              10,000            5,065
                                2000        163,000       --            --              10,000            4,890

Stanley W. Morrison (2)         2002       $170,000       --            --               8,000           $4,250
Executive Vice President        2001        168,333       --            --              16,000            2,596
Marketing                       2000        160,000       --            --              10,000            2,400

William F. Lacey                2002       $161,667       --            --               8,000               --
Vice President and              2001        116,410       --      $109,747 (3)          30,000               --
Chief Financial Officer

J. Michael Thompson             2002       $146,000                                      6,000           $4,380
Vice President, Sales           2001        145,167       --            --               8,000            4,355
                                2000        141,000       --            --               1,000            4,230

(1) The amounts indicated reflect 401(k) Plan contributions by the Company on behalf of executive officers O'Hara, Keene, Morrison and Thompson of $5,500, $5,100, $4,250 and $4,380, respectively. With respect to Mr. O'Hara, the amount indicated reflects $2,000 in premiums paid by the Company on a split-dollar life insurance policy for Mr. O'Hara.

(2)      Mr. Morrison resigned from the Company effective October 31, 2002.

(3) In connection with Mr. Lacey's relocation from Alabama, the Company paid $79,433 of relocation expenses (including airfare and temporary accommodation expenses in St. Louis, Missouri and other costs associated with the sale of Mr. Lacey's home and relocation). In addition, the Company paid Mr. Lacey $30,314, which amount represents the amount recognized by Mr. Lacey for tax purposes in connection with the Company's payment of the above referenced relocation expenses.

STOCK OPTIONS

         The following tables set forth certain information concerning options granted during the fiscal year ended August 31, 2002, to the Executive Officers named in the Summary Compensation Table and the number and value of the unexercised options held by such persons on August 31, 2002:


                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                            POTENTIAL REALIZABLE VALUE
                                                                                            AT ASSUMED ANNUAL RATES OF
                                                                                           STOCK PRICE APPRECIATION FOR
                                    INDIVIDUAL GRANTS                                             OPTION TERM (1)
-------------------------- --------------- ------------------ ------------- -------------- -------------- ---------------
           (a)                   (b)              (c)             (d)            (e)            (g)            (h)

                              NUMBER OF        % OF TOTAL
                             SECURITIES         OPTIONS
                             UNDERLYING        GRANTED TO     EXERCISE OR
                               OPTIONS        EMPLOYEES IN     BASE PRICE     EXPIRATION        5%             10%
          NAME               GRANTED (#)      FISCAL YEAR        ($/SH)          DATE           ($)            ($)
-------------------------- --------------- ------------------ ------------- -------------- -------------- ---------------
Stephen M. O'Hara            40,000 (2)           17%              3.06         11/5/06         34,000          74,800

Howard B. Keene              20,000 (3)                            3.00        12/31/11         37,800          95,600
                              8,000 (4)           12%              5.60          5/8/12         28,160          71,360

Stanley W. Morrison           8,000 (4)(5)         3%              5.60          5/8/12         28,160          71,360

William F. Lacey              8,000 (4)            3%              5.60          5/8/12         28,160          71,360

J. Michael Thompson           6,000 (4)            3%              5.60          5/8/12         21,120          53,520

(1) The potential realizable value represents the amount each Executive Officer might realize if the stock appreciates annually at the assumed rates of 5% and 10% for the full period of the options (10 years, except Mr. O'Hara's options which expire after 5 years). The amounts represent only hypothetical values and there can be no assurance that such growth rates in stock price will be achieved. The actual amount realized by each Executive Officer will be determined at the time the options are exercised and will be based on the excess of the fair market value of the stock at the time of exercise over the exercise price.

(2) The options were granted pursuant to Mr. O'Hara's employment contract and become exercisable immediately upon grant.

(3) The options have an exercise price equal to the market price on the date of grant and become exercisable immediately upon grant.

(4) The options have an exercise price equal to the market price on the date of grant and become exercisable as to one-third of the initial number of underlying shares of the Common Stock on each of the first, second and third anniversaries of the date of grant, subject to acceleration in the event of death or disability of the optionee, a change in control (as defined in the Stock Option Plan) or as otherwise determined by the Compensation Committee of the Board of Directors.

(5) All options granted to Mr. Morrison will expire and will be unexercisable as of January 31, 2003, due to Mr. Morrison's resignation effective October 31, 2002.



       AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END
                                  OPTION VALUES


           (a)                  (b)           (c)                      (d)                               (e)

                                                        NUMBER OF SECURITIES UNDERLYING        VALUE OF UNEXERCISED
                                                             UNEXERCISED OPTIONS AT           IN-THE-MONEY OPTIONS AT
                               SHARES                                 FY-END                           FY-END
                            ACQUIRED ON      VALUE                     (#)                              ($)
           NAME             EXERCISE (#)  REALIZED ($)      EXERCISABLE/UNEXERCISABLE       EXERCISABLE/UNEXERCISABLE (1)
----------------------      ------------  ------------  -------------------------------     -----------------------------
Stephen M. O'Hara               -0-           -0-                391,123/116,667                   157,004/74,667

Howard B. Keene                 -0-           -0-                 151,745/18,000                     47,800/800

Stanley W. Morrison             -0-           -0-                 56,000/18,000                       4,676/800

William F. Lacey                -0-           -0-                 10,000/28,000                        400/800

J. Michael Thompson             -0-           -0-                 76,331/10,333                        740/480


(1) The closing price of the Common Stock on the Nasdaq National Market on August 30, 2002, was $5.37 per share. Value is calculated by determining the difference between the option exercise price and $5.37 multiplied by the number of shares of the Common Stock underlying the options.

RETIREMENT PLANS

         All of the Executive Officers of the Company who were previously employees of Figgie International, Inc. ("Figgie") accrued retirement income credits under Figgie's Retirement Income

Plan II (the "Figgie Plan") until the date of the initial public offering of the Company's shares (the "IPO"). Such employees will receive, upon retirement, benefits accrued under the Figgie Plan up until the date of the IPO. In connection with the acquisition of the Company business from Figgie, each of the Company's employees has been given credit for vesting and eligibility to receive benefits under the Company's retirement plan for service as an employee of Figgie. In return, Figgie has provided full vesting under the Figgie Plan for all employees of the Company who were previously employees of Figgie.

         As of July 8, 1994, the date of the IPO, the amount of annual benefits payable upon retirement under the Figgie Plan, including accrued benefits from a prior plan which was terminated on November 21, 1988, to Mr. Keene who was an employee of Figgie is $9,372.

         The Company has not adopted a retirement plan.

EMPLOYMENT AGREEMENTS

         The Company entered into an employment agreement with Stephen M. O'Hara in November 1998, which agreement, as amended in January 2000, provides for (1) an initial annual salary of $275,000, with an annual salary review and adjustment by the Compensation Committee of the Board (the "Committee"), (2) an annual bonus of up to 75% of salary, which will be based upon subjective and objective criteria established by the Committee, (3) the issuance of stock options to purchase 250,000 shares of the Common Stock having the terms discussed below, (4) severance benefits equal to three (3) times Mr. O'Hara's base salary at time of termination if his employment with the Company is terminated under certain circumstances following a change in control of the Company, (5) a termination benefit, unless Mr. O'Hara is terminated for cause, as defined in the employment agreement, equal to two times Mr. O'Hara's base salary at the time of termination and the continuation of certain benefits for a period of two years following such termination, provided that Mr. O'Hara may not receive such termination benefit in the event of a change in control of the Company for which Mr. O'Hara receives the benefits described below under "Severance Agreements," (6) a $2 million split-dollar life insurance policy, (7) an automobile allowance, and (8) certain relocation expenses and miscellaneous perquisites.

         The stock options referred to above vest over a four year period. The options that vest on the date of grant are exercisable at a price per share equal to the current market price of the Common Stock on October 30, 1998 ($10.00), and those vesting on the second, third and fourth anniversaries are exercisable at $11.00, $12.00, $13.00 and $14.00, respectively. In addition, for each share of the Common Stock purchased by Mr. O'Hara, up to the first 20,000 shares purchased annually, Mr. O'Hara shall receive pursuant to the employment agreement the option to purchase two shares of the Common Stock at an exercise price equal to the price at which such shares of the Common Stock were purchased. During most of the Company's fiscal year 1999, Mr. O'Hara was prevented under applicable securities laws from purchasing shares of the Common Stock due to the Company's then pending strategic review process. Accordingly, the Board of Directors amended the employment agreement to permit Mr. O'Hara to acquire, through the purchase of the Common Stock, the number of options he was unable to obtain during fiscal 1999.

         The Company entered into an employment agreement with Howard B. Keene on January 1, 2002 which provides for (1) an initial annual base salary of $170,000 with a reduction to $127,500 on the third anniversary of the agreement and further reductions throughout the life of the agreement as Mr. Keene's level of involvement with the Company decreases concluding with a salary of $56,600 in the final two years of the agreement, (2) monthly contributions to Mr. Keene's deferred compensation account beginning in the fourth year of the agreement, which amounts will continue in decreasing amounts over the life of the agreement, (3) an annual bonus of up to 75% of base salary, which will be based upon subjective and objective criteria established by the Committee, (4) issuance of stock options having the terms discussed below, (5) termination benefits consisting of the terms discussed below, (6) medical, dental, long term disability and group life insurance benefits, (7) an automobile allowance, (8) the payment of dues at a country club and (9) miscellaneous perquisites. Upon execution of the employment agreement, Mr. Keene received an immediately exercisable option to purchase 20,000 shares of the Common Stock at the market price per share as of the close of business on January 1, 2002.

SEVERANCE AGREEMENTS

         The Company has entered into severance agreements with each of the Executive Officers named in the Summary Compensation Table which provide various severance benefits to them if their employment with the Company is terminated under certain circumstances following a change in control of the Company. The agreements provide that a change in control of the Company is deemed to have occurred if (1) a person acquires beneficial ownership of 20% or more of the Company's voting stock (33% under Mr. O'Hara's employment agreement), (2) individuals who, at the date of the agreement or the beginning of a two-year period thereafter, constitute the Board of Directors, cease for any reason to constitute a majority of the Board, unless approved by a majority of the Board then in office, (3) the stockholders approve a liquidation of the Company, a sale or disposition of all or substantially all of the Company's assets, or a merger, consolidation or reorganization of the Company other than one that would result in (a) the holders of the Company's voting stock continuing to own beneficially more than 50% of the outstanding stock of the resulting corporation, (b) no person who did not own voting stock prior to the transaction owning 20% or more of the outstanding stock of the resulting corporation, and
(c) at least a majority of the board of directors of the resulting corporation being members of the Board of Directors of the Company at the date the severance agreement was signed or at the beginning of a two-year period thereafter that precedes the corporate transaction, or (4) the Board concludes that the Executive Officer is entitled to the benefits because of the occurrence, threat or imminence of an event with consequences similar to the foregoing.

         Each of the respective agreements (either employment or severance) provides for severance payments in the event of termination of the Executive Officer's employment within a specified period after a change in control of the Company unless the Executive Officer's employment is terminated by the Company or its successors for "cause" or "disability," because of the Executive Officer's death or "retirement" or by the Executive Officer's voluntary termination for other than "good reason," in each case as such terms are defined in the agreements. The benefits for the executive officers, except Mr. Keene, consist of the following: (a) an amount equal to two times the highest annual base salary paid to the Executive Officers at any time up to the termination of such Executive Officer's employment (three times for Mr. O'Hara); (b) salary and bonus (prorated assuming annual bonuses were paid at the target level) to the date of termination (Mr. O'Hara would receive an amount equal to his prior year's bonus); (c) medical, dental, long-term disability and group term life insurance benefits for three years for Mr. O'Hara and two years for other Executive Officers if the Executive Officer makes his or her required contribution; and (d) acceleration of the vesting of all stock options. Pursuant to his employment agreement, upon the termination of Mr. Keene's employment, other than for cause, Mr. Keene shall receive (i) any accrued base salary, (ii) a lump sum payment equal to 1.5 times his remaining base salary, (iii) a lump sum payment equal to the sum of the remaining compensation to be paid to Mr. Keene's deferred account (as well as immediate vesting of the amount contained in the deferred account), (iv) any additional payments or benefits explicitly provided under any plan, policy, program of the Company in effect at the time of Mr. Keene's termination, and (v) acceleration of the vesting of all stock options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The stockholder named in the following table is the only stockholder known to the Company to be the beneficial owner of five percent (5%) or more of the Company's Common Stock as of December 26, 2002. For purposes of this table, the term "beneficial owner" means any person who, directly or indirectly, has or shares the power to vote, or to direct the voting of, a security or the power to dispose, or to direct the disposition, of a security.

    NAME AND ADDRESS OF                   AMOUNT AND NATURE OF         PERCENT
      BENEFICIAL OWNER                    BENEFICIAL OWNERSHIP         OF CLASS
      ----------------                    --------------------         --------
Daniel Gilbert                                1,208,600(1)              14.9%
20555 Victor Parkway
Livonia, Michigan  48152


(1)      Pursuant to an amended report on Schedule 13D dated December 16, 2002.

                          STOCK OWNERSHIP OF DIRECTORS,
                THE NOMINEES FOR DIRECTOR AND EXECUTIVE OFFICERS

         The following table and notes thereto set forth information, as of August 31, 2002, with respect to the beneficial ownership of shares of the Common Stock by each Director and each Executive Officer named in the Summary Compensation Table and by the Directors and Executive Officers of the Company, as a group, based upon information furnished to the Company by such persons:


                         AMOUNT OF BENEFICIAL OWNERSHIP
                            AS OF AUGUST 31, 2002(1)

                                                     AMOUNT AND NATURE OF                          PERCENT
NAME OF BENEFICIAL OWNER                             BENEFICIAL OWNERSHIP                         OF CLASS
------------------------                             --------------------                         --------
Andrew N. Baur (d)                                          44,417  (2)                                *
Howard B. Keene                                            170,609  (3)                              2.1%
William F. Lacey                                            10,000  (4)                                *
Michael McDonnell (d)                                       93,836  (5)                              1.2%
Stanley W. Morrison                                         65,704  (6)                                *
Stephen M. O'Hara (d)                                      475,112  (7)                              5.9%
William C. Robinson (d)                                     52,437  (8)                                *
Edward F. Ryan (d)                                          39,205  (9)                                *
J. Michael Thompson                                        109,620 (10)                              1.4%

All Current Directors and Executive
Officers as a Group (11 persons)                         1,253,718 (11)                              15.5%

----------
(d) Director
*   Less than 1%


(1) Each Director and Executive Officer owning shares listed or included in this table exercises sole voting and dispositive power over such shares, except as otherwise indicated in footnotes (2) through (10). Included in the table are shares underlying options that are exercisable within sixty (60) days after August 31, 2002.

(2) This amount includes 8,000 shares of the Common Stock underlying options granted under the Rawlings Sporting Goods Company, Inc. Non-Employee Directors' Stock Plan

         ("Directors' Plan") and 18,417 shares of the Common Stock Mr. Baur is entitled to receive in lieu of directors' fees pursuant to the Directors' Plan.

(3) This amount includes 151,745 shares of the Common Stock underlying options granted under the Rawlings Sporting Goods Company, Inc. 1994 Long-Term Incentive Plan (the "Stock Option Plan") and 18,864 shares of the Common Stock beneficially owned under the Rawlings Sporting Goods Company, Inc. Savings Plan (the "401(k) Plan") as to which Mr. Keene has sole voting and dispositive power.

(4) This amount includes 10,000 shares of the Common Stock underlying options granted under the Stock Option Plan.

(5) This amount includes 8,000 shares of the Common Stock underlying options granted under the Directors' Plan and 17,836 shares of the Common Stock Mr. McDonnell is entitled to receive in lieu of directors' fees pursuant to the Directors' Plan.

(6) This amount includes 56,000 shares of the Common Stock underlying options granted under the Stock Option Plan, and 2,558 shares of the Common Stock beneficially owned under the 401(k) Plan as to which Mr. Morrison has sole voting and dispositive power. All options granted to Mr. Morrison will expire on January 31, 2003 as a result of Mr. Morrison's resignation on October 31, 2002.

(7) This amount includes 391,123 shares of the Common Stock underlying options granted under Mr. O'Hara's Employment Agreement and the Stock Option Plan and 5,914 shares of the Common Stock beneficially owned under the 401(k) Plan as to which Mr. O'Hara has sole voting and dispositive power.

(8) This amount includes 8,000 shares of the Common Stock underlying options granted under the Directors' Plan and 12,937 shares of the Common Stock Mr. Robinson is entitled to receive in lieu of directors' fees pursuant to the Directors' Plan.

(9) This amount includes 625 shares of the Common Stock underlying options granted under the Directors Plan and 3,485 shares of the Common Stock Mr. Ryan is entitled to receive in lieu of directors' fees pursuant to the Directors' Plan.

(10) This amount includes 76,331 shares of the Common Stock underlying the options granted under the Stock Option Plan and 32,289 shares of the Common Stock beneficially owned under the 401(k) Plan as to which Mr. Thompson has sole voting and dispositive power.

(11) This amount includes options to purchase an aggregate of 848,293 shares of the Common Stock previously granted to such persons under compensatory stock plans of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


         Mr. Baur is the Secretary, Treasurer and a part owner, and Mr. McDonnell is a part owner of the St. Louis Cardinals L.P. During the fiscal year ended August 31, 2002, the Company sold approximately $413,000 of product to and also purchased $101,000 in product and services from, the St. Louis Cardinals L.P. The Company believes the terms and prices for the sales of these products and the services are no less favorable than those obtained from unaffiliated parties.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           RAWLINGS SPORTING GOODS
                                           COMPANY, INC.


Date: December 27, 2002                    By: /s/ Stephen M. O'Hara
                                               --------------------------------
                                               Stephen M. O'Hara
                                               Chairman of the Board and
                                               Chief Executive Officer

            CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER PURSUANT TO
                 SECURITIES EXCHANGE ACT RULES 13a-14 AND 15d-14
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Stephen M. O'Hara, certify that:

1. I have reviewed this annual report on Form 10-K/A of Rawlings Sporting Goods Company, Inc.;

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

Date: December 27, 2002


                                   By: /s/ Stephen M. O'Hara
                                       -----------------------------------------
                                       Stephen M. O'Hara
                                       Chairman of the Board and Chief Executive
                                       Officer

            CERTIFICATION OF THE CHIEF FINANCIAL OFFICER PURSUANT TO
                 SECURITIES EXCHANGE ACT RULES 13a-14 AND 15d-14
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, William F. Lacey, certify that:

1. I have reviewed this annual report on Form 10-K/A of Rawlings Sporting Goods Company, Inc.;

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

Date: December 27, 2002


                                  By: /s/ William F. Lacey
                                      ------------------------------------------
                                      William F. Lacey
                                      Vice President and Chief Financial Officer