Form 10-Q
period 2002-11-30
RAWLINGS SPORTING GOODS CO INC
filed 2003-01-14
CIK 921915

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q




[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended November 30, 2002
                                               -----------------


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

                   1859 Bowles Avenue, Fenton, Missouri 63026
               (Address of Principal Executive Offices) (Zip Code)

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

                    Yes      X                No
                          --------                 -------


         Number of shares outstanding of the issuer's Common Stock, par value $0.01 per share, as of December 31, 2002: 8,088,656 shares.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

             Rawlings Sporting Goods Company, Inc. and Subsidiaries

                    Consolidated Statements of Income (Loss)
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                           Three Months Ended
                                                               November 30,
                                                       --------------------------
                                                          2002            2001
                                                       ----------      ----------
Net revenues .....................................     $   29,974      $   33,408
Cost of goods sold ...............................         21,026          23,963
                                                       ----------      ----------
     Gross profit ................................          8,948           9,445
Selling, general and administrative expenses .....          9,459          10,029
                                                       ----------      ----------
     Operating loss ..............................           (511)           (584)
Interest expense .................................            533             634
                                                       ----------      ----------
     Loss before income taxes ....................         (1,044)         (1,218)
Benefit for income taxes .........................           (386)           (420)
                                                       ----------      ----------
     Net loss ....................................     $     (658)     $     (798)
                                                       ==========      ==========

Net loss per common share, basic and
     diluted .....................................     $    (0.08)     $    (0.10)
                                                       ==========      ==========

Shares used in computing per share amounts:
     Basic .......................................          8,138           8,080
     Assumed exercise of stock options ...........             46              --
                                                       ----------      ----------
     Diluted .....................................          8,184           8,080
                                                       ==========      ==========

 The accompanying notes are an integral part of these consolidated statements.

             Rawlings Sporting Goods Company, Inc. and Subsidiaries

                           Consolidated Balance Sheets
                    (Amounts in thousands, except share data)


                                                            November 30,
                                                                2002          August 31,
                                                             (Unaudited)         2002
                                                            ------------      ----------
Assets
Current Assets:
   Cash and cash equivalents ..........................     $        268      $      603
   Accounts receivable, net of allowance of
      $2,940 and $2,861 respectively ..................           28,735          24,107
   Inventories ........................................           40,879          31,796
   Deferred income taxes ..............................            3,115           3,115
   Prepaid expenses ...................................              975             396
                                                            ------------      ----------
       Total current assets ...........................           73,972          60,017
Property, plant and equipment .........................            7,637           7,742
Deferred income taxes .................................           22,394          21,983
Long-term receivables .................................              417             417
Other assets ..........................................            1,570           1,674
                                                            ------------      ----------
       Total assets ...................................     $    105,990      $   91,833
                                                            ============      ==========
Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term debt and
       revolving credit agreement .....................     $     36,988      $   27,037
   Accounts payable ...................................           12,789           7,689
   Accrued liabilities ................................            9,708           9,613
                                                            ------------      ----------
       Total current liabilities ......................           59,485          44,339
Long-term debt, less current maturities ...............            2,673           2,941
                                                            ------------      ----------
       Total liabilities ..............................           62,158          47,280
                                                            ------------      ----------
Stockholders' equity:
   Preferred stock, none issued .......................               --              --
   Common stock, $0.01 par value, 50,000,000
       shares authorized, 8,088,656 and 8,088,656
       shares issued and outstanding, respectively ....               81              81
   Additional paid-in capital .........................           39,742          39,742
   Cumulative other comprehensive loss ................           (1,680)         (1,617)
   Retained earnings ..................................            5,689           6,347
                                                            ------------      ----------
        Stockholders' equity ..........................           43,832          44,553
                                                            ------------      ----------
       Total liabilities and stockholders' equity .....     $    105,990      $   91,833
                                                            ============      ==========

The accompanying notes are an integral part of these consolidated balance sheets.

             Rawlings Sporting Goods Company, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flow
                             (Amounts in thousands)
                                   (Unaudited)


                                                          Three Months Ended
                                                              November 30,
                                                       --------------------------
                                                          2002            2001
                                                       ----------      ----------
Cash flows from operating activities:
     Net loss ....................................     $     (658)     $     (798)
     Adjustments to reconcile net loss
      to net cash used in operating activities:
         Depreciation and amortization ...........            522             463
         Deferred income taxes ...................           (411)           (449)

     Changes in operating assets and liabilities:
         Accounts receivable .....................         (4,628)         (3,750)
         Inventories .............................         (9,083)         (9,097)
         Accounts payable ........................          5,100           7,297
         Other ...................................           (437)           (253)
                                                       ----------      ----------
Net cash used in operating activities ............         (9,595)         (6,587)
                                                       ----------      ----------

Cash flows from investing activities:
     Capital expenditures ........................           (423)           (657)
                                                       ----------      ----------
Net cash used in investing activities ............           (423)           (657)
                                                       ----------      ----------

Cash flows from financing activities:
     Net increase in revolving credit agreement ..          9,951           7,438
     Repayments of long-term debt ................           (268)           (267)
     Issuance of common stock ....................             --              65
                                                       ----------      ----------
Net cash provided by financing activities ........          9,683           7,236
                                                       ----------      ----------

Net decrease in cash and cash equivalents ........           (335)             (8)
Cash and cash equivalents, beginning of period ...            603             921
                                                       ----------      ----------
Cash and cash equivalents, end of period .........     $      268      $      913
                                                       ==========      ==========


The accompanying notes are an integral part of these consolidated statements.

             Rawlings Sporting Goods Company, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1:  Summary of Significant Accounting Policies.

         The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to interim financial information and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Form 10-K for the year ended August 31, 2002 filed on November 27, 2002. In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair presentation of financial position and results of operations have been included therein. The results for the three months ended November 30, 2002 are not necessarily indicative of the results that may be expected for a full fiscal year.

Note 2:   Effect of New Accounting Standards

         In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets" (SFAS 144). SFAS 144, which supersedes SFAS 121, " Accounting for the Impairment of Long-Lived Assets to be Disposed Of," provides for a single accounting model for long-lived assets to be disposed of by sale. The main objective of this Statement is to resolve implementation issues related to SFAS 121 by clarifying certain of its provisions. This Statement was adopted by the Company effective September 1, 2002.

Note 3:  Inventories

         Inventories consisted of the following (in thousands):

                                             November 30,     August 31,
                                                 2002            2002
                                             ------------     ----------
         Raw materials .................     $      8,015     $    7,254
         Work in process ...............              765          1,027
         Finished goods ................           32,099         23,515
                                             ------------     ----------
         Total inventories .............     $     40,879     $   31,796
                                             ============     ==========

Note 4:  Long-term Receivables

         On January 22, 2002 Kmart Corporation filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As of the date of the bankruptcy filing, the Company had accounts receivable from Kmart of $1,213,000. Of this amount, $667,000 less an allowance for doubtful accounts of $250,000 is included in Long-term Receivables on the Consolidated Balance Sheet. The remaining $546,000 is included in Accounts Receivable with a corresponding amount in Allowance for Doubtful Accounts on the Consolidated Balance Sheet. The net receivable of $417,000 represents the Company's best estimate of recovery on pre-petition Kmart receivables.

Note 5:  Discontinued Segment

         On June 26, 2000 the Company made a strategic decision to seek a buyer for its Vic hockey business. Vic provided an extensive line of equipment for hockey teams including hockey sticks, hockey protective equipment and goalie protective equipment. The sale of the Vic hockey business was completed during the third quarter of fiscal 2001 under substantially the same terms as originally provided. Proceeds from the sale totaled $2,551,000 including cash of $1,474,000 at closing and $1,077,000 of 7% notes to be received through April 2004 which are included in Other Assets on the Consolidated Balance Sheet. This asset is secured by the Vic trademark. The Company is currently renegotiating the note.

Note 6:  Debt

         On December 28, 1999, the Company refinanced its credit facility by entering into a five-year credit agreement expiring December 1, 2004 with a financial institution. Actual availability is based on the Company's outstanding receivables and inventories. The facility also allows for a $2,000,000 seasonal advance from August 2002 through February 2003. Borrowings under the agreement are based on an interest rate of LIBOR plus 2.50 percent. A commitment fee of
0.50 percent is charged on any unused portion of the facility. On November 14, 2002 the Company and its lenders amended the credit agreement to increase the seasonal advance to $5,000,000 for the period from November 2002 through January 2003. The Company and its lenders also amended the credit agreement on December 11, 2002 to permit the Company to enter into a Single Customer Credit Approved Receivables Purchasing Agreement (SCARPA) with The CIT Group Commercial Services, Inc. to protect post-petition receivables from Kmart.

         The credit facility includes various covenants, including requirements that the Company achieve certain EBITDA levels as defined in the agreement, maintain a fixed charge ratio, limit capital expenditures and restrict the payment of dividends. The covenants for EBITDA and fixed charge ratio for the twelve months ended November 30, 2002 were $9,125,000 and 1.20, respectively. Actual EBITDA and fixed charge ratio for the same period were $9,529,000 and 1.58, respectively. The EBITDA requirement increases $125,000 for each of the fiscal 2003 quarter-end compliance calculations that are based on a rolling four quarters of EBITDA resulting in a $9,500,000 requirement for the twelve months ending August 31, 2003. The covenant for fixed charge ratio for each quarter-end calculation in fiscal 2003 is 1.20. As of November 30, 2002, the Company is in compliance with the debt covenants related to the credit facility. Total unused availability under the credit facility at November 30, 2002 was approximately $3,445,000. The Company believes its capital structure and current credit facility are adequate to provide for its short term and long term operations to the extent that the Company is able to satisfy the EBITDA and other covenants set forth in the credit facility.

Note 7:  Comprehensive Loss

         For the three months ended November 30, 2002 and November 30, 2001 comprehensive loss was $721,000 and $855,000, respectively.

Note 8:  Operating Segments

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

                                            Three Months Ended
                                               November 30,
                                        --------------------------
                                           2002            2001
                                        ----------      ----------
Net revenues
     Sports equipment .............     $   28,874      $   32,234
     Licensing ....................          1,100           1,174
                                        ----------      ----------
Consolidated net revenues .........     $   29,974      $   33,408
                                        ==========      ==========

Operating income (loss)
     Sports equipment .............     $   (1,611)     $   (1,758)
     Licensing ....................          1,100           1,174
                                        ----------      ----------
Consolidated operating loss .......     $     (511)     $     (584)
                                        ==========      ==========


                                        November 30,     August 31,
                                            2002            2002
                                        ------------     ----------
Total assets
     Sports equipment .............     $    104,563     $   90,971
     Licensing ....................            1,427            862
                                        ------------     ----------
Consolidated total assets .........     $    105,990     $   91,833
                                        ============     ==========

Licensing revenues were $1,100,000 in the quarter ended November 30, 2002 which was $74,000 or 6.3 percent below the comparable prior year period. This reduction was primarily due to lower revenues from the Company's footwear licensee and backyard games licensee partially offset by higher revenues from Asics, the Company's Japanese licensee.

Note 9:           Subsequent Event

         On December 16, 2002, Rawlings and K2 Inc. announced the signing of a definitive merger agreement in which Rawlings will become a wholly-owned subsidiary of K2 Inc. in a stock-for-stock merger. Under terms of the agreement, each share of Rawlings common stock will be converted into 0.950 of a share of K2 common stock, subject to a collar mechanism. If the average closing price of K2 common stock for the 15 trading days ending two trading days prior to the closing date (the "Average Closing

Price") exceeds $10.53 per share, the exchange ratio will be adjusted downward to an exchange ratio that will result in Rawlings stockholders receiving a number of shares of K2 common stock (based on the Average Closing Price of K2 common stock) having a value of $10 per share. If the Average Closing Price of K2 common stock is less than $9.47 per share, the exchange ratio will be adjusted upward to an exchange ratio that will result in Rawlings stockholders receiving a number of shares of K2 common stock (based on the Average Closing Price of K2 common stock) having a value of $9 per share. If the merger is not completed, Rawlings under certain circumstances could be required to pay K2 Inc. a termination fee of $2,900,000. K2 Inc. has agreed, upon completion of the merger, to reimburse Rawlings for $163,000 of merger related expenses incurred in the quarter ended November 30, 2002. The transaction is expected to be completed in the spring of 2003. K2 Inc. is a leading designer, manufacturer and marketer of brand-name sporting goods, recreational and industrial products.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

                    Quarter Ended November 30, 2002 Compared
                      with Quarter Ended November 30, 2001

         The Company's net revenues for the quarter ended November 30, 2002 were $29,974,000 or 10.3 percent below net revenues of $33,408,000 for the quarter ended November 30, 2001. The decrease in net revenues was primarily due to lower sales of footballs, basketballs and apparel partially offset by improved sales of baseball-related products.

         The Company's gross profit margin for the quarter ended November 30, 2002 was 29.9 percent, 1.6 margin points above the 28.3 gross profit margin for the quarter ended November 30, 2001. The gross profit for the quarter ended November 30, 2002 was $8,948,000 or 5.3 percent below the comparable period last year. The improvement in gross profit margin was primarily due to increased margins in baseball-related products, apparel and footballs. The lower revenues partially offset by the gross margin improvements accounted for the gross profit reduction.

         Selling, general and administrative (SG&A) expenses for the quarter ended November 30, 2002 were $9,459,000 or $570,000 below the same quarter last year. SG&A expenses were 31.6 percent of net revenues or 1.6 percentage points above the November 2001 quarter due to the lower sales level. Decreased royalties, due to the expiration of the NCAA basketball contract, professional fees and commissions contributed to the reduced SG&A expenses.

         Interest expense for the quarter ended November 30, 2002 was $533,000 or 15.9 percent below the $634,000 interest expense in the comparable quarter last year. Lower average borrowings of $8,700,000 accounted for the decrease in interest expense.

         Net loss of $658,000 for the quarter ended November 30, 2002 was an improvement of $140,000 compared to the net loss for the November 2001 quarter. Reduced SG&A expenses, a higher gross profit margin and decreased interest expense partially offset by lower net revenues contributed to the improved net loss.

K2 Inc. Merger

         On December 16, 2002, Rawlings and K2 Inc. announced the signing of a definitive merger agreement in which Rawlings will become a wholly-owned subsidiary of K2 Inc. in a stock-for-stock merger. Under terms of the agreement, each share of Rawlings common stock will be converted into 0.950 of a share of K2 common stock, subject to a collar mechanism. If the average closing price of K2 common stock for the 15 trading days ending two trading days prior to the closing date (the "Average Closing Price") exceeds $10.53 per share, the exchange ratio will be adjusted downward to an exchange ratio that will result in Rawlings stockholders receiving a number of shares of K2 common stock (based on the Average Closing Price of K2 common stock) having a value of $10 per share. If the Average Closing Price of K2 common stock is less than $9.47 per share, the exchange ratio will be adjusted upward to an exchange ratio that will result in Rawlings stockholders receiving a number of shares of K2 common stock (based on the Average Closing Price of K2 common stock) having a value of $9 per share. If the merger is not completed, Rawlings under certain circumstances could be required to pay K2 Inc. a termination fee of $2,900,000. K2 Inc. has agreed, upon completion of the merger, to reimburse Rawlings for $163,000 of merger related expenses incurred in the quarter ended November 30, 2002. The transaction is expected to be completed in the spring of 2003. K2 Inc. is a leading designer, manufacturer and marketer of brand-name sporting goods, recreational and industrial products.


Liquidity and Capital Resources

         Working capital decreased by $1,191,000 during the three months ended November 30, 2002 primarily as a result of increases in short-term borrowings under the revolving credit agreement and accounts payable partially offset by a seasonal increase in inventories and accounts receivable.

         Net cash used in operating activities for the quarter ended November 30, 2002 was $9,595,000 or $3,008,000 greater than the $6,587,000 used in the comparable quarter last year. The increase in cash used was due to a smaller increase in accounts payable and a larger increase in accounts receivable.

         Capital expenditures were $423,000 in the quarter ended November 30, 2002 compared to $657,000 in the comparable quarter of the prior year. The November 2001 quarter included expenditures related to expanding the Washington, Missouri facility for certain manufacturing operations. The Company expects capital expenditures for fiscal 2003 to be approximately $1,400,000.

         The Company had an increase in net borrowings, primarily related to seasonal working capital needs, of $9,683,000 in the quarter ended November 30, 2002. This resulted in total debt as of November 30, 2002 of $39,661,000, which was $6,436,000 or 14.0 percent lower than the total debt of $46,097,000 as of November 30, 2001.

         On December 28, 1999, the Company refinanced its credit facility by entering into a five-year credit agreement expiring December 1, 2004 with a financial institution. Actual availability is based on the Company's outstanding receivables and inventories. The facility also allows for a $2,000,000 seasonal advance from August 2002 through February 2003. Borrowings under the agreement are based on an interest rate of LIBOR plus 2.50 percent. A commitment fee of
0.50 percent is charged on any unused portion of the facility. On November 14, 2002 the Company and its lenders amended the credit agreement to increase the seasonal advance to $5,000,000 for the period from November 2002 through January 2003. The Company and its lenders also amended the credit agreement on December 11, 2002 to permit the Company to enter into a Single Customer Credit Approved Receivables Purchasing Agreement (SCARPA) with The CIT Group Commercial Services, Inc. to protect post-petition receivables from Kmart.

         The credit facility includes various covenants, including requirements that the Company achieve certain EBITDA levels as defined in the agreement, maintain a fixed charge ratio, limit capital expenditures and restrict the payment of dividends. The covenants for EBITDA and fixed charge ratio for the twelve months ended November 30, 2002 were $9,125,000 and 1.20, respectively. Actual EBITDA and fixed charge ratio for the same period were $9,529,000 and 1.58, respectively. The EBITDA requirement increases $125,000 for each of the fiscal 2003 quarter-end compliance calculations that are based on a rolling four quarters of EBITDA resulting in a $9,500,000 requirement for the twelve months ending August 31, 2003. The covenant for fixed charge ratio for each quarter-end calculation in fiscal 2003 is 1.20. As of November 30, 2002, the Company is in compliance with the debt covenants related to the credit facility. Total unused availability under the credit facility at November 30, 2002 was approximately $3,445,000. The Company believes its capital structure and current credit facility are adequate to provide for its short term and long term operations to the extent that the Company is able to satisfy the EBITDA and other covenants set forth in the credit facility.

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

Cautionary Factors That May Affect Future Results, Financial Condition or
Business

         Statements made in this report, other reports and proxy statements filed with the Securities and Exchange Commission, communications to stockholders, press releases and oral statements made by representatives of the Company that are not historical in nature, or that state the Company's or management's intentions, hopes, beliefs, expectations, or predictions of the future, are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and involve risks and uncertainties. The words "should," "will be," "intended," "continue," "believe,"

"may," "expect," "hope," "anticipate," "goal," "forecast" and similar expressions are intended to identify such forward-looking statements. It is important to note that any such performance, and actual results, financial condition or business could differ materially from those expressed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, changes in customer buying patterns, a general economic slowdown, loss of the Major League Baseball exclusive supplier contract, a Major League Baseball work stoppage, lower retail sell rates for the Company's products, changes in the Company's financial position, a significant increase in the prices of raw materials such as leather, changes in the competitive environment as well as those discussed in this document and elsewhere in reports filed with the Securities and Exchange Commission.

         Financial projections are, by nature, uncertain forecasts of future results, which are not susceptible to precise measurement. The assumptions upon which the financial projections set forth herein are based are subject to significant financial, market, economic, regulatory and competitive uncertainties, contingencies, risks and other factors which are difficult or impossible to predict accurately, all of which are difficult to quantify and many of which are beyond the control of the Company. Accordingly, investors are cautioned not to place undue reliance on the financial projections since actual results may vary materially from the results reflected in the financial projections.

         The Company undertakes no obligation to update or revise forward-looking statements including the financial projections to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         The Company has certain market risk exposures related to interest rates. The Company is exposed to market risks related to fluctuations in interest rates for its variable rate borrowings of $39,661,000 as of November 30, 2002. A change in interest rates of 1% on the balance outstanding at November 30, 2002 would cause a change in total annual pretax earnings and cash flows of $397,000 assuming other factors are held constant.

         Due to the relative size of the Company's foreign operations, the Company believes it does not have any material exposure to foreign currency fluctuations although a long-term decline in the United States of America dollar could increase the cost of purchased goods.

Item 4.  Controls and Procedures

         Within 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's senior management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its periodic filings with the SEC, including quarterly reports such as this Report, is reported accurately and suitably within the time periods specified in the SEC's rules and forms. Based upon that evaluation, senior management concluded that the Company's disclosure controls and procedures are effective in causing material information related to the Company (including its consolidated subsidiaries) to be recorded, processed, summarized and reported by the Company's management on a timely basis and to ensure that the quality and timeliness of the Company's public disclosures comply with applicable disclosure obligations.

         There were no significant changes in the Company's internal controls, implemented during the quarter ended November 30, 2002, or in other factors that in management's estimation could significantly affect these internal controls after the date of the Company's most recent evaluation.

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

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              10.1 Consent and Amendment No. 10 to Credit Agreement, dated as of December 11, 2002, among Rawlings Sporting Goods Company, Inc., General Electric Capital Corporation and the other Credit Parties signatory thereto.

         (b)  Reports on Form 8-K

              (i) A current report on Form 8-K, dated September 20, 2002, reporting under Item 5 the termination of the tax sharing agreement between the Company and Tyco International.

               (ii) A current report on Form 8-K, dated November 27, 2002, reporting under Item 9; Regulation FD Disclosure (regarding certifications of Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act).

               (iii) A current report on Form 8-K, dated November 27, 2002, reporting under Item 5 the adoption of a shareholder rights plan.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                      RAWLINGS SPORTING GOODS COMPANY, INC.



Date:    January 13, 2003           /s/ STEPHEN M. O'HARA
                                    -----------------------------------
                                    Stephen M. O'Hara
                                    Chairman of the Board and
                                    Chief Executive Officer



Date:    January 13, 2003           /s/ WILLIAM F. LACEY
                                    -----------------------------------
                                    William F. Lacey
                                    Vice President and Chief Financial Officer
                                    (Principal Accounting Officer)

            CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER PURSUANT TO
                 SECURITIES EXCHANGE ACT RULES 13a-14 AND 15d-14
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Stephen M. O'Hara, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Rawlings Sporting Goods Company, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    January 13, 2003



                                         By:  /s/ STEPHEN M. O'HARA
                                             -----------------------------------
                                             Stephen M. O'Hara
                                             Chairman of the Board and Chief
                                             Executive Officer

            CERTIFICATION OF THE CHIEF FINANCIAL OFFICER PURSUANT TO
                 SECURITIES EXCHANGE ACT RULES 13a-14 AND 15d-14
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, William F. Lacey, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Rawlings Sporting Goods Company, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    January 13, 2003



                                 By: /s/ WILLIAM F. LACEY
                                     -----------------------------------------
                                     William F. Lacey
                                     Vice President and Chief Financial Officer